Form 10-Q
period 1997-06-30
UNIFI COMMUNICATIONS INC
filed 1997-08-15
CIK 1037968

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ___________________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

                         COMMISSION FILE NO. 333-25521
                               _________________

                          UNIFI COMMUNICATIONS, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                       04-3097640
------------------------------                         -----------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)



                             900 CHELMSFORD STREET
                          LOWELL, MASSACHUSETTS  01851
                          ----------------------------
              (Address of principal executive offices) (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 551-7500


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT HAS REQUIRED TO FILE SUCH REPORTS), AND 2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES       NO X
                                              -----    ----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     3,805,984 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING JUNE 30,
1997.

================================================================================

                           UNIFI COMMUNICATIONS, INC.

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:                                           PAGE
                                                                          -----

          Consolidated Condensed Balance Sheets........................   1 - 2

          Consolidated Condensed Statements of Operations..............       3

          Consolidated Condensed Statement of Cash Flows...............   4 - 5

          Notes to Consolidated Condensed Financial Statements.........   6 - 8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............   9 - 14


PART II.  OTHER INFORMATION:

         Item 2:  Changes in Securities................................       15

         Item 4:  Submission of Matters to a Vote of Security Holders..       15

         Item 5:  Other Information....................................       16

         Item 6:  Exhibits and Reports on Form 8-K.....................       17

         Signatures                                                           18

                         PART I.  FINANCIAL INFORMATION


                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  JUNE 30,     December 31,
                                                    1997           1996
                                                -------------  ------------
                                                 (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                    $ 87,782,330    $ 4,538,343
   Restricted cash                                24,688,233      1,091,484
   Accounts receivable, net                        6,958,441      4,700,403
   Prepaid expenses and other current assets       1,036,971        811,374
                                                ------------    -----------
     Total current assets                        120,465,975     11,141,604
                                                ------------    -----------

  Property and Equipment, net                     23,802,411     24,824,329

  Restricted Cash - net of current portion        22,677,797            ---

  Minority Interest in Fax Japan                   1,000,000      1,000,000

  Deferred Financing Costs, net                    8,955,372      2,764,152

  Other Assets, net                                1,993,938      1,454,323
                                                ------------    -----------
                                                $178,895,493    $41,184,408
                                                ============    ===========




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)


                                                             JUNE 30,      December 31,
                                                               1997            1996
                                                          --------------  --------------
                                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Current portion of notes payable                         $   2,826,579    $  2,776,753
 Current portion of notes payable to principal
   stockholder                                                4,786,243       4,232,348
 Current portion of capital lease obligation                  1,074,929       1,483,413
   Advances from principal stockholder                        2,980,322       4,317,563
   Accounts payable                                           3,543,813      13,659,604
   Accrued expenses                                          19,688,833      10,608,224
                                                          -------------    ------------
     Total current liabilities                               34,900,719      37,077,905
                                                          -------------    ------------

 Long-term Liabilities:
   Senior notes payable                                     165,074,487             ---
   Capital lease obligations, net of current portion          1,358,499       1,821,074
   Notes payable, net of current portion                      3,505,295       3,433,020
   Notes payable to principal stockholder                    41,420,912      41,359,176
                                                          -------------    ------------
     Total long-term liabilities                            211,359,193      46,613,270
                                                          -------------    ------------

 Stockholders' Equity (Deficit):
   Convertible preferred stock; $1 par value,
    24,715,500 shares authorized, and 13,515,030
    shares issued and outstanding in 1997 and
    1996, respectively                                       13,515,030      13,515,030
   Common stock; $.01 par value, 50,000,000
    shares authorized; and 3,805,984 and
    3,786,025 issued and outstanding in
    1997 and 1996, respectively                                  38,056          37,856
   Additional paid-in capital                                35,815,935      23,664,373
   Accumulated deficit                                     (117,294,990)    (80,286,448)
   Cumulative translation adjustment                            561,550         562,422
                                                          -------------    ------------
     Total stockholders' equity (deficit)                   (67,364,419)    (42,506,767)
                                                          -------------    ------------
   Total Liabilities and Stockholders' Equity(Deficit)    $ 178,895,493    $ 41,184,408
                                                          =============    ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                          Three Months Ended June 30,  Six  Months Ended June 30,
                                          ---------------------------  ----------------------------
                                             1997           1996           1997           1996
                                         -------------  -------------  -------------  -------------

Revenues                                 $ 11,213,174   $  5,606,359   $ 20,450,495   $  9,649,738
                                         ------------   ------------   ------------   ------------

Cost of  Revenues                           9,628,902      5,604,524     17,778,308      8,990,994
Cost of  Revenues - Depreciation              918,301        962,519      1,960,796      1,656,569
                                         ------------   ------------   ------------   ------------
  Total Cost of Revenues                   10,547,203      6,567,043     19,739,104     10,647,563

Gross Margin                                  665,971       (960,684)       711,391       (997,825)

Operating expenses:
  Selling, general and administrative      10,516,706      7,918,003     20,616,610     12,937,569
  Research and development                  3,217,165      2,994,598      5,394,605      4,638,080
  Depreciation and amortization             1,182,461        712,175      2,290,256      1,218,369
                                         ------------   ------------   ------------   ------------
      Total operating expenses             14,916,332     11,624,776     28,301,471     18,794,018

Loss from operations                      (14,250,361)   (12,585,460)   (27,590,080)   (19,791,843)

Interest Income                             1,914,357        109,967      2,744,175        109,967

Interest Expense                           (7,884,923)      (693,063)   (12,162,636)      (755,294)
                                         ------------   ------------   ------------   ------------

Loss before minority interest             (20,220,927)   (13,168,556)   (37,008,541)   (20,437,170)

Minority Interest in Fax Japan                    ---        358,837            ---        760,977
                                         ------------   ------------   ------------   ------------

Net Loss                                 $(20,220,927)  $(12,809,719)  $(37,008,541)  $(19,676,193)
                                         ============   ============   ============   ============

Net Loss per common share                $      (5.33)  $      (3.43)  $     ( 9.75)  $      (5.26)
                                         ============   ============   ============   ============

Weighted Average Common Shares
    Outstanding                             3,792,066      3,736,032      3,794,970      3,738,242
                                         ============   ============   ============   ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months Ended June 30
                                                             ---------------------------
                                                                     1997,           1996,
                                                            --------------  --------------
OPERATING ACTIVITIES:
Net Loss                                                     $(37,008,541)   $(19,676,193)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                                4,130,037       2,922,836
   Amortization of financing costs and warrants                   956,426         328,223
   Minority interest in Fax Japan                                     ---        (760,977)
   Loss on disposal of property and equipment                      72,822             ---
    Changes in assets and liabilities:
     Accounts receivable                                       (2,327,386)     (1,237,742)
     Prepaid expenses and other current assets                   (251,783)     (1,472,225)
     Accounts payable                                         (10,055,810)      2,191,129
     Accrued expenses                                           9,349,833       3,952,797
                                                             ------------    ------------
      Net cash used in operating activities                   (35,134,402)    (13,752,152)
                                                             ------------    ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                           (3,239,132)     (8,681,330)
 Proceeds from sale of property and equipment                    (247,988)            ---
 Purchase of short-term investments                                   ---        (791,414)
 Increase in other assets                                        (635,378)       (375,152)
 Cash acquired in purchase of SingCom                                 ---         162,004
                                                             ------------    ------------
   Net cash (used in) investing activities                     (4,122,498)     (9,685,892)
                                                             ------------    ------------

FINANCING ACTIVITIES:
 Net proceeds from issuance of in long-term debt                5,337,221      13,909,657
 Net proceeds from issuance of Senior Notes                   163,276,004             ---
 Proceeds from exercise of stock options and warrants             239,999          23,256
                                                             ------------    ------------
       Net cash provided by financing activities              168,853,224      13,932,913
                                                             ------------    ------------

EFFECTS OF EXCHANGE RATES ON CASH                                 (77,791)       (125,481)
                                                             ------------    ------------

INCREASE IN RESTRICTED CASH                                   (47,366,030)            ---
                                                             ------------    ------------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                    82,152,503      (9,630,612)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     5,629,827      11,123,620
                                                             ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD                        $ 87,782,330    $  1,493,008
                                                             ============    ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)

  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

In conjunction with the debt restructuring agreement with SingTel NA in the first quarter of 1997, the Company recorded a $5 million non-cash transaction relating to the conversion of advances from stockholder to senior notes and $11.9 million relating to the discount on senior notes and notes payable to stockholder.

In conjunction with related fixed assets associated with hardware and software equipment, the Company recorded $0.2 million which was classified as accrued liabilities at June 30, 1997.


Supplemental Disclosure of Cash Flow Information:

Cash paid for:
    Interest                        $0.7 million
    Income Taxes                    $0


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                           UNIFI COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            FORM 10-Q, JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1:  INTERIM FINANCIALS

The accompanying consolidated financial statements have been presented by UNIFI Communications (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of the Company's financial position as of June 30, 1997 and December 31, 1996, and results of operations for the three and six months ended June 30, 1997 and June 30, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-4 (Registration No. 333-25521).

NOTE 2:  NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of common shares outstanding during each period in accordance with the treasury stock method.

NOTE 3:  NEW ACCOUNTING STANDARDS

In February 1997, the Financial Standards Board (FASB) issued SFAS No. 128, Earnings Per Share which is effective for the fiscal year ending December 15, 1997 and early adoption is not permitted. The Company does not expect the adoption of this standard to have a material effect on its net loss per common share as currently presented.

NOTE 4:  SENIOR NOTE OFFERING

On February 21, 1997, the Company sold 175,000 Units, each consisting of $1,000 principal amount of 14% Senior Notes due March 1, 2004 and one Warrant to purchase 27.524674 shares of the Company's common stock, $.01 par value per share ("Common Stock") at an exercise price per share of $0.25, for an aggregate
purchase price of  $175 million.   Interest is due semi-annually on March 1 and
September 1 of each year beginning September 1, 1997. The sale of the Senior Notes resulted in net proceeds to the Company of approximately $105 million, after offering expenses and the payment of certain obligations including approximately $46 million which has been escrowed for certain Senior Note interest payments.

On July 28, 1997, the Company commenced an exchange offer for the Senior Notes, pursuant to which holders of the Senior Notes may exchange the Senior Notes for Senior Notes of like tenor that have been registered under the Securities Act of 1933, as amended.

The Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2001 at the redemption price, as defined in the Indenture governing the Senior Notes, plus any accrued interest. Upon a change of control, as defined in the Indenture, each noteholder will have the right to require the Company to repurchase the Senior Notes at 101% of face value, plus accrued interest. The Indenture contains certain restrictive operating covenants, including among other things restrictions

                           UNIFI COMMUNICATIONS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                            FORM 10-Q, JUNE 30, 1997
                                  (UNAUDITED)

on payment of dividends, incurrence of additional indebtedness, mergers, and sales by the Company of its assets.

Each Warrant becomes exercisable on or after the earlier of (i) one year from the date of issuance, and (ii) the occurrence of another exercise event, as defined in the Warrant Agreement. Unless exercised, the Warrants will automatically expire on March 1, 2007. In addition, in the event that the Company does not consummate an initial public offering of its equity securities ("IPO"), resulting in gross proceeds to the Company of at least $35 million, by September 1, 1999, the Company will be required to issue additional Warrants to the holders of the Senior Notes in an amount equal to 8% of the Company's then outstanding fully diluted Common Stock. If an IPO has not occurred by March 1, 2002, the Company will be required to repurchase the Warrants at their then-fair market value, as determined in accordance with the Warrant Agreement. The Company has valued these Warrants using the Black-Scholes method and has reduced the face carrying amount of the Senior Notes by $10.2 million, which represents the aggregate fair value of the Warrants issued with the Senior Notes. The company will record additional interest expense of $10.2 million over the term of the Senior Notes. For the quarterly period ended June 30, 1997, the Company recorded $0.3 million of such interest expense.

NOTE 5:  SINGAPORE TELECOMMUNICATIONS FINANCING

Effective on February 21, 1997, the Company entered into a debt restructuring agreement with SingTel (Netherlands Antilles) Pte N.V. ("SingTel NA"), an affiliate of SingTel Global Services Pte Ltd. ("SingTel Global"), a principal stockholder of the Company. SingTel NA and SingTel Global are affiliates of Singapore Telecommunications Limited ("SingTel"), a major provider of telecommunications services in Singapore. The debt agreement amended the Company's credit facility and asset facility with SingTel NA to provide for a final maturity under each of such facilities on the later of (i) March 1, 2005 or (ii) the date on which the Senior Notes are paid, defeased, redeemed or otherwise satisfied in full (provided that if the Senior Notes are repaid in full prior to March 1, 2005, borrowings under the credit and asset facilities will become due 91 days after the date on which the Senior Notes are so repaid). Also as part of the debt restructuring agreement, the Company granted SingTel Global a warrant to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $1.83. The value ascribed to this warrant, using the Black-Scholes valuation method, is approximately $0.85 per warrant share. The Company recorded a discount of the SingTel NA debt of approximately $1.7 million in respect of this warrant, which will be amortized to interest expense over the remaining life of the SingTel NA debt. The unamortized value of the warrant at June 30, 1997 approximately $1.6 million.

NOTE 6:  CERTIFICATE OF AMENDMENT TO THE CERTIFICATE OF INCORPORATION

On February 21, 1997, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Delaware Secretary of State. The Amendment eliminated the Company's authorized but unissued Series H Convertible Preferred Stock, $1.00 par value per share and authorized 8,570,000 shares of new Series I Convertible Preferred Stock, $1.00 par value per share. At June 30, 1997, no shares of Series I Convertible Preferred Stock were issued and outstanding.

                           UNIFI COMMUNICATIONS, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                            FORM 10-Q, JUNE 30, 1997
                                  (UNAUDITED)


NOTE 7: SHARE PURCHASE BETWEEN FAX INTERNATIONAL JAPAN, INC. (FIJ) AND ORIX CORPORATION (ORIX)

On May 27, 1997, the Company was notified by ORIX Corporation, a minority stockholder of Fax International Japan, Inc., UNIFI's Japanese subsidiary, that it had elected to exercise its special exit right under the Stockholders Agreement among the Company, FIJ and the other stockholders of FIJ. On June 25, 1997 FIJ entered into an agreement with ORIX to purchase all 80 shares of FIJ stock held by ORIX and its affiliates for an aggregate purchase price of approximately $1.00. FIJ intends to retire the shares repurchased from ORIX. Under the Japanese Commercial Code, FIJ is required to give public notice to its creditors requesting them to state their objections to FIJ's proposed reduction of its capital. As of June 30, 1997, FIJ is still in the process of notifying
its creditors. FIJ recorded treasury stock of $1 at June 30, 1997.   As a result
of the repurchased shares, the relative ownership interest in FIJ held by the Company and Nichimen Corporation (the remaining minority FIJ stockholder) are 63% and 37%, respectively, as of June 30, 1997

NOTE 8:  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            FORM 10-Q, JUNE 30, 1997


CAUTIONARY STATEMENTS WITH RESPECT TO FORWARD LOOKING STATEMENTS

This Quarterly Report contains "forward -looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are described in the Company's Registration Statement on Form S-4 (Registration No. 333-25521) and the accompanying Prospectus dated July 28, 1997, each as filed with the Securities and Exchange Commission, under the caption "Risk Factors".

OVERVIEW
--------

UNIFI is a rapidly growing multinational telecommunications company that provides business-to-business international fax document delivery services. The Company commenced operations in April 1992, offering international fax document delivery services between the United States and Japan. From April 1992 to the present, the company has continued to expand its Intelligent Delivery Network and its telecommunications service operations by means of funds received in numerous equity and debt financings and from operations. As of June 30, 1997, UNIFI, either directly (including through wholly-owned subsidiaries) or through affiliates, offered its fax document delivery services in the United States, Canada, United Kingdom, France, Germany, Hong Kong, the Republic of Korea (South Korea), Japan, Australia, Singapore, the Republic of China (Taiwan) and the People's Republic of China.

The Company's revenues are derived primarily from monthly service charges based on the actual number of minutes (or fractions thereof) of international fax document transmission provided to customers. The Company's principal operating costs are sales and customer service personnel, fax document transmission costs, and research and development expense. There are two broad categories of transmission cost: on-net costs, which are the costs of transmission and delivery to countries in which the Company has installed a network node, and
(ii) off-net costs, which are the costs of transmission and delivery to countries where the Company has no network facilities. Typically, off-net transmission and delivery costs are higher than on-net costs. As the Company continues to expand its Intelligent Delivery Network, the Company expects to experience improvements in gross margins by reducing the percentage of its international fax document traffic that is off-net.

OPERATING RESULTS
-----------------

Revenues.        Revenues increased to $11.2 million and $20.5 million for the
--------
three and six months ended June 30, 1997, respectively, from $5.6 million and $9.6 million, respectively, for the comparable periods in 1996. These increases are due primarily to increases in fax document traffic and number of active customers in geographical markets in which the Company first began offering its services during 1996 and early 1997. Revenues derived from international markets were approximately $8.1 million and $14.6 million for the three and six months ended June 30, 1997, respectively, compared to $3.1 million and $4.8 million, respectively for the comparable periods in 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            FORM 10-Q, JUNE 30, 1997

OPERATING RESULTS (CONTINUED)
-----------------------------

The Company derived ten percent or more of its consolidated revenues from operations in North America (excluding Canada), Japan, and Hong Kong, and from the operations of the Company's Singapore affiliate, as follows:

                                 Revenues as Percentage of UNIFI Total Consolidated Revenues for
                                 Three Months Ended June 30,               Six Months Ended June 30,
UNIFI CI Unit                    1997              1996                     1997             1996
-------------                    ----              -----                    ----             ----

North America                    28.0%             45.2%                     28.8%           49.9%
Japan                            18.3%             28.0%                     18.9%           29.7%
Hong Kong                        11.9%              1.5%                     11.4%            0.9%
Singapore                        10.5%             15.1%                     10.7%           13.1%

With respect to the Company's operations in North America and Japan and, through an affiliate, in Singapore, the percentages of the Company's total revenues derived from these operations decreased between the comparable 1996 and 1997 periods due to the increase in revenues derived from the Company's operations in other geographic markets during the first half of 1997. The Company expects that revenues from its North America operations will continue to represent ten percent or more of the Company's total consolidated revenues for the foreseeable future, primarily because of the significant size of the market for telecommunications services in North America and because the Company's line of desktop computer-based fax services, currently under development, will be deployed initially in North America. While the Company expects the absolute amount of revenues from operations in all of its geographic markets to increase, the Company anticipates that revenues from operations in Japan, Hong Kong and, through an affiliate, in Singapore, will decline as percentages of total revenues due to the expected increase in revenues derived from the Company's newer geographic markets. However, there can be no assurance that adverse political, regulatory or market conditions in any of the Company's geographic markets will not develop and adversely affect the Company's revenues derived from such markets. Moreover, following deployment of the Company's line of desktop-computer-based fax services, the Company believes that the percentages of its total revenues derived from Asian markets may decline relative to percentages of total revenues derived from North American and European markets, as customers in Asian markets are expected to adopt such new services at a slower rate than customers in North America and Europe.

Revenues from the Company's core FI-Direct service were approximately $10.3 million and $18.7 million for the three and six months ended June 30, 1997, respectively, compared to $5.0 million and $8.8 million, respectively, in the comparable period in 1996. FI-Direct service revenues as a percentage of total revenues were 92% and 91.2% for the three and six months ended June 30, 1997, respectively, compared to 89.3% and 91.7%, respectively, in the comparable period in 1996. The number of active customers increased to approximately 10,435 (excluding Australia and the People's Republic of China) at June 30, 1997, as compared to 5,458 at June 30, 1996. The Company believes that the general decline in worldwide telecommunications rates resulting from the WTO Agreement and from deregulation efforts underway in many of the Company's markets will continue into the foreseeable future. The worldwide environment of declining telecommunications prices will require the Company to lower its per-minute transmission charges to users of its FI-Direct service in order to remain competitive with other data telecommunications service providers. Consequently, the Company does not expect revenues from its FI-Direct service to continue to grow at historical rates, even though the Company expects the total number of FI-Direct

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            FORM 10-Q, JUNE 30, 1997

OPERATING RESULTS (CONTINUED)
-----------------------------

transmission minutes to continue to increase. The Company anticipates that revenues from its broadcast fax service and from its line of desktop-computer-based fax services will contribute increasing percentages of the Company's total consolidated revenues in future periods as such services are deployed and gain market acceptance. However, the failure of the Company to successfully develop and deploy such services or to gain market acceptance or, if required, regulatory approval, of such services would have a material adverse effect on the Company's revenues.

Cost of Revenues.      Cost of revenues increased to $10.5 million
----------------
and $19.7 million for the three and six months ended June 30, 1997, respectively, compared to $6.6 million and $10.6 million, respectively, for the
comparable periods in 1996.   These increases are due primarily to increases in
the third-party transmission and delivery costs the Company must pay in connection with increases in off-net customer transmissions and the Company's continued expansion of its Intelligent Delivery Network during such periods. Cost of revenues as a percentage of revenues decreased to 94.1% and 96.5% for the three and six months ended June 30, 1997, respectively, as compared to 117.1% and 110.3%, respectively, for the comparable periods in 1996. The Company believes that its ongoing efforts to reduce off-net costs through least-cost routing techniques, negotiation of favorable rates with telecommunications service providers and other means, combined with the Company's continued expansion of its network and the corresponding reduction in the percentage of customer transmissions that are off-net, will result in a continued decline in cost of revenues as a percentage of revenues. However, there can be no assurance that changes in customer transmission patterns will not result in greater than expected transmissions to off-net destinations, thereby increasing the Company's off-net transmission costs beyond current expectations, or that the Company will be able to install and operate network facilities in countries that are currently off-net. Moreover, the Company expects that users of its desktop-computer-based fax services, currently under development, will use such services to make a substantial number of domestic fax transmissions, whereas the Company's core FI-Direct service permits only international fax transmissions. There can be no assurance that the Company's third party transmission and delivery costs incurred in connection with such domestic fax transmissions of customers will not substantially increase the Company's cost of revenues as a percentage of revenues.

Gross Margin.       Gross margin as a percentage of revenues
------------
improved to 5.9% and 3.5% for the three and six months ended June 30, 1997, respectively, as compared to (17.1%) and (10.3%), respectively, for the comparable periods in 1996. The positive improvement in gross margin is due primarily to the Company's ongoing cost reduction efforts as well as to increases in the percentage of the Company's total fax document traffic that is delivered on-net, made possible by the Company's continued expansion of its network in new geographical markets. The Company's on-net/off-net traffic ratio improved to 69:31 in the month of June, 1997 as compared to 64:36 in the month of June, 1996.

The improvement to the Company's gross margin for the three and six months ended June 30, 1997 occurred despite the fact that the Company's average net revenue per minute of international fax traffic decreased by 14% to $0.66 per minute at June 30, 1997 from $0.77 per minute June 30, 1996. The Company anticipates further declines in its average net revenue per minute of international fax traffic as worldwide telecommunications prices continue to decline as a result of the WTO Agreement and deregulation of telecommunications markets, requiring the Company to further lower its per minute transmission charges to customers in order to remain competitive. Notwithstanding these anticipated declines in the Company's average net revenue per minute, the Company expects its gross margin to continue to improve as a result of the Company's ongoing cost reduction efforts and increased percentages

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            FORM 10-Q, JUNE 30, 1997

OPERATING RESULTS (CONTINUED)
-----------------------------

of the Company's fax traffic that is delivered on-net. However, there can be no assurance that worldwide telecommunications prices will not decline faster or more steeply than the Company currently anticipates, requiring the Company to lower its average per minute rates faster or more steeply than currently anticipated and having an adverse effect on the Company's gross margin. Moreover, to the extent that the

Company derives higher than expected revenues from operations in geographic markets where gross margins are lower than in other markets, the Company's consolidated gross margin could be adversely affected. In addition, gross margins associated with revenues from the Company's line of desktop-computer-based fax services, currently under development, could be lower than expected by the Company and hence reduce the Company's consolidated gross margin.

General, selling and administrative expenses.  General, selling and
--------------------------------------------
administrative expenses increased to $10.5 million and $20.6 million for the three and six months ended June 30, 1997, respectively, compared to $7.6 million
and  $15.9 million, respectively, for the comparable periods in 1996.   Included
in general, selling and administrative expenses are related sales and customer service expense which increased to $8.2 million and $16.3 million for the three and six months ended June 30, 1997, respectively, compared to $5.9 million and $10.1 million, respectively, for the comparable periods in 1996. These increases were primarily the result of additions to sales and customer service personnel from approximately 153 at June 30, 1996 to approximately 325 at June 30, 1997. In addition, general and administrative expenses increased to $2.2 million and $3.3 million for the three and six months ended June 30, 1997, respectively, compared to $1.5 million and $1.9 million, respectively in the comparable periods in 1996 primarily as a result of start-up expenses incurred to support the geographic country expansion. General, selling and administrative expenses as a percentage of revenues decreased to 93.8% for the three months and increased to 100.8% for the six months ended June 30, 1997 as compared to 141.2% and 134.1%, respectively in the comparable periods in 1996. The Company expects general, selling and administrative expenses to continue to decline as a percentage of revenues.

Research and development expenses.  Research and development expenses increased
---------------------------------
to $3.2 million and $5.4 million for the three and six months ended June 30, 1997, respectively, compared to $3.0 million and $4.6 million, respectively, for the comparable periods in 1996. The number of research and development personnel remained relatively constant between reported periods, increasing slightly from approximately 108 at June 30, 1996 to approximately 110 at June 30, 1997. Research and development expenses as a percentage of revenues decreased to 28.7% and 26.4% for the three and six months ended June 30, 1997, respectively, compared to 53.4% and 48.1%, respectively, for the comparable periods in 1996. The Company's research and development expenditures are made for the purpose of developing new services as well as maintaining and enhancing existing services. The most substantial component of research and development expense is personnel, including full-time employees and independent contractors. The Company expects research and development expenses to remain relatively constant in absolute terms, and hence to continue to decline as a percentage of revenues. However, there can be no assurance that problems or delays encountered in deploying or supporting the Company's desktop-computer-based fax services, currently under development, or new services the Company determines are required to be developed in order to remain competitive in the telecommunications services market, will not result in an increase in research and development expenses over the Company's current expectations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            FORM 10Q, JUNE 30, 1997

OPERATING RESULTS (CONTINUED)
-----------------------------

Interest income and expense.        Interest income increased to $1.9 million
---------------------------
and $2.7 million for the three and six months ended June 30, 1997, respectively. Interest income for the comparable periods in 1996 were not significant. These increases were primarily the result of interest earned on net proceeds received from the sale of Units by the Company on February 21, 1997.

Interest expense increased to $7.9 million and $12.2 million for the three and six months ended June 30, 1997, respectively, compared to $0.7 million and $0.8 million, respectively, for the comparable periods in 1996. The increase was primarily the result of borrowings by the Company evidenced by the Senior Notes. Interest expense relating to borrowings totaled $8.2 million for the six months ended June 30, 1997.

As a result of the above, the Company reported a net loss of $20.2 million and $37.0 million for the three and six months ended June 30, 1997, respectively, as compared to $12.8 and $19.8 million, respectively, in the comparable periods in 1996.

EBITDA.        Gross margin EBITDA (revenues less cost of revenues, excluding
------
depreciation associated with cost of revenues) increased to $1.58 million and $2.67 million for the three and six months ended June 30, 1997, respectively, from $1,835 and $658,744, respectively, for the comparable periods in 1996. EBITDA gross margin percentage increased to 14% and decreased to .03%, respectively, for the three and six months ended June 30, 1997 compared to 13.1% and 6.8%, respectively, for the periods in 1996. EBITDA (revenues less cost of revenues and operating expenses, excluding depreciation, amortization and interest expense) improved slightly to approximately $(10.2) million for the three months ended June 30, 1997 compared to approximately $(10.4) million for the comparable period in 1996, but decreased to approximately $(20.6) million for the six months ended June 30, 1997 from approximately $(16) million for the comparable period in 1996. The substantial improvement in the Company's gross margin EBITDA between reported periods is due to the increase in revenues derived from the seven new geographic markets in which the Company commenced operations between June 30, 1996 and June 30, 1997, as well as the Company's ongoing cost reduction efforts. The slight improvement in Q2 1997 EBITDA over Q2 1996 EBITDA, and the actual decline in EBITDA in the six months ended June 1997 from EBITDA for the six months ended June 30, 1996, are due primarily to the start-up costs incurred by the Company in connection with the commencement of operations in seven new geographic markets between June 30, 1996 and June 30, 1997. The Company expects both gross margin EBITDA and EBITDA to improve in future periods as the Company continues its ongoing cost reduction efforts and as the Company generates revenues from additional services (including desktop-computer-based fax services, currently under development) that utilize the Company's existing network infrastructure. However, there can be no assurance that the Company's gross margin EBITDA and/or EBITDA will not be materially adversely affected by factors beyond the Company's control, particularly third-party transmission and delivery costs incurred by the Company in connection with its off-net delivery of international faxes and its domestic delivery of faxes by users of the Company's desktop-computer-based fax services. In addition, gross margin EBITDA and/or EBITDA could be materially adversely affected if the Company is required to lower its per-minute transmission charges to customers faster or more steeply than currently anticipated due to faster or more steep declines in worldwide telecommunications prices. Failure by the Company to sustain improvements to its gross margin EBITDA and EBITDA would have a material adverse effect on the Company's operations and could cause the Company to default on its payment obligations under the Senior Notes after the final disbursement of the escrowed interest payments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            FORM 10-Q, JUNE 30, 1997

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its cash requirements for operations and investments primarily through private sales of equity and debt securities as well as equipment financing arrangements and other borrowings. Cash and equivalents increased to $82.2 million at June 30, 1997 compared to $5.6 million
at December 31, 1996 and $11.1 million at June 30, 1996.   This increase is due
primarily to the approximately $105 million in net proceeds received from the Company's sale of Units (consisting of Senior Notes and Warrants to purchase
the Company's Common Stock) on February 21, 1997.   Under the Escrow Agreement,
the Company was required to place the first four interest payments on the Senior Notes in an escrow account as restricted cash. The Company has restricted cash of $47.4 million at June 30, 1997 compared to $1.1 million at December 31, 1996. The Company's current ratio at June 30, 1997 increased to 3.5 from 0.3 at December 31, 1996 and 0.5 at June 30, 1996.

Increases in accounts receivable, driven solely by the growth in revenue, and in other current assets used cash of $2.3 million and $0.3 million, respectively, for the six months ended June 30, 1997. The average age of the Company's accounts receivable increased by approximately five days at June 30, 1997 over the comparable figure for June 30, 1996, primarily as a result of longer payment cycles in certain of the Company's emerging European markets.

Property and equipment expenditures for the six months ended June 30, 1997 of $3.2 million were offset by $0.2 million of proceeds generated from the sale of property and equipment. Additions to property and equipment were primarily for equipment and software used to build out the Company's Intelligent Delivery Network and FaxLink autodialers used by the Company's customers.

Net cash provided by financing activities was $168.9 million in the six months ended June 30, 1997. The most significant of these financing activities was the sale of Units by the Company on February 21, 1997. Gross proceeds to the Company from the sale of the Units were $175 million, of which $5.0 million was used to repay certain advances from SingTel under the Intercompany Operating Agreement between the Company and SingTel, $6.7 million was allocated to deferred costs incurred in connection with the offering and sale of the Units, $12 million was used to retire certain accrued trade payables, and $46 million was deposited into an escrow account as restricted cash for the purpose of payment of the first four interest installments on the Company's Senior Notes. Cash flow related to Senior Notes net of deferred offering costs totaled $163.3
million during the six months ended June 30, 1997.   Other proceeds from
financing activities include $5.9 million received from SingTel as advances under the Intercompany Operating Agreement between the Company and SingTel during the six months ended June 30, 1997.

The Company does not have a significant source of liquidity other than the net proceeds (less the amount placed in escrow) received from the sale of the Units. If the Company's current projection of its future net operating losses or future cash flows from operations is inaccurate in any material respect, the Company's cash needs could exceed its cash availability, which would have a material adverse impact on the Company. The Indenture governing the Senior Notes permits the Company and its subsidiaries to incur additional indebtedness under certain circumstances to fund the expansion of the Company's network and for other permitted purposes. However, there can be no assurance that the Company will be able to secure additional indebtedness as permitted under the Indenture on terms satisfactory to the Company, or at all. The Company believes that its existing cash balances, funds generated from operations, and borrowings permitted under the Indenture will be sufficient to finance the Company's operations for the next twelve months.

PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES
------------------------------

(C)  UNREGISTERED SALES OF EQUITY SECURITIES DURING THE QUARTER ENDED JUNE 30,
     1997

  On April 1, 1997, the Company issued a 2 year, 14% Convertible Term Note in principal amount of $2,049,315 (the "Exchange Note") and a Warrant (the "Exchange Warrant") to purchase up to 56,406 shares of the Company's Common Stock to Control Data Systems, Inc. ("CDS"). The Exchange Note is convertible by CDS prior to maturity at any time following a publicly registered offering of Common Stock by the Company at a conversion price per share equal to the lesser of the price to the public for shares of Common Stock sold by the Company in such offering or $15. The Exchange Warrant is exercisable by CDS in whole or in part until April 1, 2007 at an exercise price per share of $0.25, which exercise price may, at the election of CDS, be satisfied by surrender of indebtedness evidenced by the Exchange Note. The Exchange Note and Exchange Warrant were issued to CDS in consideration for the surrender by CDS for cancellation of a certain 2 year, 10% Convertible Term Note issued by the Company to CDS on December 31, 1996 in original principal amount of $2 million, plus accrued and unpaid interest thereon. The Exchange Note and Exchange Warrant were issued by the Company to CDS pursuant to the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended.

  During the three months ended June 30, 1997, the Company issued shares of Common Stock to employees, contractors and/or consultants of the Company pursuant to such persons' exercises of stock options granted under the Company's Amended and Restated 1993 Stock Option Plan, as follows:

                                Number of Shares of    Aggregate Cash
Date of Sale                    Common Stock           Exercise Price
------------                   --------------          --------------

4/8/97                                     95               $   99.75
5/9/97                                    334                  718.10
5/16/97                                 1,694                  592.90
6/2/97                                    343                  737.45
6/4/97                                    520                  764.90
6/9/97                                    422                  729.10
6/12/97                                   191                  410.65
6/13/97                                   582                1,251.30
6/16/97                                   224                  481.60
6/18/97                                   519                  863.95
6/25/97                                   172                  369.80
6/27/97                                 2,448                2,110.20

All of the foregoing sales by the Company were made pursuant to the exemption from registration set forth in Rule 701 under the Securities Act of 1933, as amended.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Pursuant to applicable provisions of the General Corporation Law of the State of Delaware, on April 28, 1997, holders of a majority of the issued and outstanding capital stock entitled to vote of the Company, by written consent in lieu of annual meeting of stockholders, re-elected the following directors of the
Company: Douglas J. Ranalli, Thomas P. Sosnowski, John B. Beinecke, Chua Sock Koong and Lim Eng. In such written consent, the stockholders also approved the appointment of Arthur Andersen LLP as the Company's independent public accountants and auditors for the year ended December 31, 1996.

ITEM 5:  OTHER INFORMATION
--------------------------

CERTAIN CHANGES IN UNIFI EXECUTIVE MANAGEMENT

On July 17, 1997 Paula P. Litscher announced her intention to resign from the offices of Vice President of Corporate Finance and Chief Financial Officer. Ms. Litscher's resignation, made for personal reasons, is expected to occur during the month of August 1997. Thereafter, Ms. Litscher is expected to remain as a part-time consultant to the Company through the end of 1997. The Company is currently seeking a replacement for Ms. Litscher. Upon Ms. Litscher's resignation and until the Company hires her replacement, Douglas J. Ranalli, the Company's President and Chief Executive Officer, will serve as the Company's Chief Financial Officer.

On July 21, 1997, the Company re-organized the management of its Customer Interaction units. Alvorado Stoddard, previously the Company's Vice President, Worldwide Customer Interaction became a Company Vice President, and President of the North America Customer Interaction Division. In such offices, Mr. Stoddard is responsible for management of the Company's North America sales division.
Mr. Stoddard's previous office was eliminated and replaced by a CI Board responsible for coordination and direction of all of the Company's Customer Interaction units. The CI Board is a three-person board consisting of the Company's Chief Executive Officer and Chief Financial Officer, and Mr. Steve Darrington, who is a Vice President of the Company and Chairman of the CI Board.

On August 6, 1997, the Company re-organized the management of its Technology department. Robert Huebner, previously the Company's Vice President of Technology responsible for management of all research and development activities, became the Company's Vice President and Chief Technology Officer. In such office, Mr. Huebner will be responsible for management of the Company's technology architecture and strategy. The office of Vice President of Development was created to manage the Company's product development efforts. Until the Company identifies and hires a suitable person for this office, Douglas J. Ranalli, the Company's President and Chief Executive Officer, will serve as the Company's Vice President of Development.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  The following exhibits are filed herewith:

  Exhibit No.                       Description
  ----------                        -----------

  11                                Statement re:  Computation of Net Loss per
                                    Common Share.

  27                                Financial Data Schedule.

(B) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNIFI Communications, Inc.



                                           By:  /s/ Paula P.Litscher
                                                ------------------------------
                                                   Paula P. Litscher
                                                   Vice President of Corporate
                                                   Finance
                                                   (Principal Financial Officer)



Date:  August 15, 1997


EXHIBIT

EXHIBIT
  NO.                                       DESCRIPTION
-------                                     -----------
+3.1   --Certificate of Incorporation, as amended, of UNIFI Communications, Inc.

+3.2   --By-Laws of UNIFI Communications, Inc.

+4.1   --Indenture, dated as of February 21, 1997, between UNIFI Communications,
         Inc. and Fleet National Bank, as trustee, relating to $175,000,000 in aggregate principal amount of 14% Senior Notes due 2004.

+4.2   --Specimen Certificate of 14% Senior Notes due 2004 (the "Private Notes")
         (included in Exhibit 4.1).

+4.3   --Specimen Certificate of 14% Senior Notes due 2004 (the "Exchange
         Notes") (included in Exhibit 4.1).

+4.4   --Registration Rights Agreement, dated as of February 21, 1997, between
         UNIFI Communications, Inc. and Smith Barney Inc.

+4.5   --Unit Agreement, dated as of February 21, 1997, between UNIFI
         Communications, Inc. and Fleet National Bank, as unit agent.

+4.6   --Escrow Agreement, dated as of February 21, 1997, between UNIFI
         Communications, Inc. and Fleet National Bank, as escrow agent.

+10.1  --Credit Agreement, dated as of April 10, 1995, among UNIFI
         Communications, Inc. and SingTel (Netherlands Antilles) Pte N.V.

+10.2 --Amendment, dated as of February 21, 1997, to the Credit Agreement, dated as of April 10, 1995, among UNIFI Communications, Inc. and
         SingTel (Netherlands Antilles) Pte N.V.

+10.3  --Term Loan Agreement-Equipment, dated as of April 10, 1995, among UNIFI
         Communications, Inc. and SingTel (Netherlands Antilles) Pte N.V.

+10.4  --Amendment, dated as of February 21, 1997, to the Term Loan Agreement-
         Equipment, dated as of April 10, 1995, among UNIFI Communications, Inc.
         and SingTel (Netherlands Antilles) Pte N.V.

+10.5  --Intercompany Operating Agreement, dated as of April 10, 1995, between
         UNIFI Communications, Inc. and Singapore Telecommunications Limited, as amended by Amendment No. 1 dated as of September 30, 1996 (the
         "Intercompany Operating Agreement").

+10.6  --Amendment No. 1 to the Intercompany Operating Agreement dated September
         30, 1996 between UNIFI Communications, Inc. and Singapore
         Telecommunications Limited.

+10.7  --Amendment, dated as of February 21, 1997, to the Intercompany Operating
         Agreement, dated as of April 10, 1995, among UNIFI Communications, Inc.
         and Singapore Telecommunications Limited.

+10.8  --Series G Convertible Preferred Stock Purchase Agreement, dated as of
         April 10, 1995, among UNIFI Communications, Inc., SingTel Global
         Services Pte Ltd.

+10.9  --First Amendment, dated as of February 5, 1997 to the Series G
         Convertible Preferred Stock Purchase Agreement, dated as of April 10,
         1995, between UNIFI Communications, Inc. and SingTel Global Services
         Pte Ltd.

+10.10 --Second Amendment, dated as of February 21, 1997, of the Series G
         Convertible Preferred Stock Purchase Agreement, dated as of April 10,
         1995, among UNIFI Communications, Inc., SingTel Global Services Pte
         Ltd, as amended.

+10.11 --Amended and Restated Registration Rights Agreement, dated as of April
         10, 1995 among UNIFI Communications, Inc. and various investors named therein.

+10.12 --Amendment, dated as of February 21, 1997, to the Amended and Restated
         Registration Rights Agreement, dated as of April 10, 1995 among UNIFI
         Communications, Inc. and various investors named therein.

+10.13 --Consent and Waiver, dated as of February 20, 1997, of the Amended and Restated Registration Rights Agreement, dated as of April 10, 1995 among UNIFI Communications, Inc. and various investors named therein.


EXHIBIT
  NO.                                       DESCRIPTION
-------                                     -----------

*10.14 --Stockholders Agreement, dated as of April 10, 1995, among UNIFI
         Communications, Inc. and the stockholders named therein.

+10.15 --First Amendment to the Stockholders Agreement, dated February 21, 1997, among UNIFI Communications, Inc., SingTel Global Services Pte Ltd and certain stockholders named therein.

+10.16 --Employment Agreement, dated as of April 10, 1995, among UNIFI
         Communications, Inc. and Douglas J. Ranalli.

+10.17 --Warrant to purchase 2,000,000 shares of the Company's Common Stock, issued to SingTel Global Services Pte Ltd, dated February 21, 1997.

+10.18 --Warrant Agreement, dated as of February 21, 1997, between UNIFI
         Communications, Inc. and Fleet National Bank, as warrant agent.

+10.19 --Specimen Warrant Certificate (included in Exhibit 10.25).

+10.20 --Warrant Shares Registration Rights Agreement, dated as of February 21,
         1997, between UNIFI Communications, Inc. and Smith Barney Inc.

+10.21 --Lease dated August 2, 1996 between UNIFI Communications, Inc. and Cross
         Point Limited Partnership.

+10.22 --Agreement dated August 2, 1996 between UNIFI Communications, Inc. and
         Cross Point Limited Partnership (included in exhibit 10.21 hereto).

+10.23 --Subordination Agreement dated August 2, 1996 between UNIFI
         Communications, Inc., Cross Point Limited Partnership and SingTel
         (Netherland Antilles) Pte N.V. (included in Exhibit 10.21).

*10.24 --Software License and Services Agreement dated September 20, 1996 between UNIFI Communications, Inc. and Control Data Systems, Inc.

+10.25 --$2,049,315 Convertible Term Note, dated as of April 1, 1997, of UNIFI
         Communications, Inc. in favor of Control Data Systems, Inc.

+10.26 --Warrant to purchase up to 56,406 shares of Common Stock of UNIFI
         Communications, Inc., dated as of April 1, 1997, issued to Control Data
         Systems, Inc.

*11    --Statement re: Computation of Net Loss per Common Share.

*27.1  --Financial Data Schedule.

-----------------
 * Filed herewith.
 + Previously filed with registrant's Registration Statement on Form S-4
   (Registration No. 333-25521).