Form 10-Q
period 1997-09-30
UNIFI COMMUNICATIONS INC
filed 1997-11-13
CIK 1037968

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

                         Commission File No. 333-25521

                               -----------------

                           UNIFI Communications, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                04-3097640
-------------------------------               -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)




                             900 Chelmsford Street
                          Lowell, Massachusetts  01851
                          ----------------------------
              (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code:  (978) 551-7500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and 2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,826,509 shares of Common Stock, $0.01 par value, outstanding September 30, 1997.

===============================================================================

                           UNIFI Communications, Inc.

                               TABLE OF CONTENTS

Part I.  Financial Information:                                    Page
         Consolidated Condensed Balance Sheets..................   1 - 2

         Consolidated Condensed Statements of Operations........       3

         Consolidated Condensed Statement of Cash Flows.........   4 - 5

         Notes to Consolidated Condensed Financial Statements...   6 - 8

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........   9 - 15


Part II.  Other Information:

         Item 2:  Changes in Securities.........................      16

         Item 5:  Other Information.............................      17

         Item 6:  Exhibits and Reports on Form 8-K..............      18

         Signatures.............................................      21

                         PART I.  FINANCIAL INFORMATION


                  UNIFI Communications, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets


                                                September 30,   December 31,
                                                     1997           1996
                                                -------------   ------------
                                                 (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                     $ 69,807,382    $ 4,538,343
   Restricted cash                                 24,000,528      1,091,484
   Accounts receivable, net                         7,917,096      4,700,403
   Prepaid expenses and other current assets          880,686        811,374
                                                 ------------    -----------
     Total current assets                         102,605,692     11,141,604
                                                 ------------    -----------

  Property and Equipment, net                      23,477,625     24,824,329

  Restricted Cash - net of current portion         11,821,498            ---

  Minority Interest in Fax Japan                      590,000      1,000,000

  Deferred Financing Costs, net                     8,640,213      2,764,152

  Other Assets, net                                 2,106,951      1,454,323
                                                 ------------    -----------
                                                 $149,241,979    $41,184,408
                                                 ============    ===========



  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                  UNIFI Communications, Inc. and Subsidiaries
               Consolidated Condensed Balance Sheets (continued)


                                                 September 30,    December 31,
                                                     1997             1996
                                                ---------------  --------------
                                                  (Unaudited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
 Current portion of notes payable                $   2,447,068    $  2,776,753
 Current portion of notes payable to principal
   stockholder                                       1,003,546       4,232,348
 Current portion of capital lease obligation         1,014,291       1,483,413
   Advances from principal stockholder               1,683,351       4,317,563
   Accounts payable                                  3,380,529      13,659,604
   Accrued expenses                                 14,498,217      10,608,224
                                                 -------------    ------------
     Total current liabilities                      24,027,002      37,077,905
                                                 -------------    ------------

 Long-term Liabilities:
   Senior notes payable                            165,285,780             ---
   Capital lease obligations, net of current
    portion                                          1,129,358       1,821,074
   Notes payable, net of current portion             3,423,458       3,433,020
   Notes payable to principal stockholder           42,499,811      41,359,176
                                                 -------------    ------------
     Total long-term liabilities                   212,338,407      46,613,270
                                                 -------------    ------------

 Stockholders' Equity (Deficit):
   Convertible preferred stock; $1 par value,
    24,715,500 shares authorized, and
    13,515,030 shares issued and outstanding
    in 1997 and 1996, respectively                  13,515,030      13,515,030
   Common stock; $.01 par value, 50,000,000
    shares authorized; and 3,826,509 and
    3,786,025 issued and outstanding in
    1997 and 1996, respectively                         38,261          37,856
   Additional paid-in capital                       35,836,342      23,664,373
  Accumulated deficit                             (137,224,405)    (80,286,448)
   Cumulative translation adjustment                   711,342         562,422
                                                 -------------    ------------
     Total stockholders' deficit                   (87,123,430)    (42,506,767)
                                                 -------------    ------------
   Total Liabilities and Stockholders'
    Equity (Deficit)                             $ 149,241,979    $ 41,184,408
                                                 =============    ============




  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                  UNIFI Communications, Inc. and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         --------------------------------  --------------------------------
                                                 1997             1996               1997             1996
                                         -------------  ----------------   ----------------   ------------

Revenues                                 $ 11,722,468      $  7,185,513      $ 32,172,963     $ 16,835,251
                                         ------------      ------------      ------------     ------------

Cost of Revenues                            9,647,264         7,409,802        27,425,572       16,400,796
Cost of Revenues - Depreciation             1,074,824           969,204         3,035,583        2,625,773
                                         ------------      ------------      ------------     ------------
  Total Cost of Revenues                   10,722,088         8,379,006        30,461,155       19,026,569

Gross Margin                                1,000,380        (1,193,493)        1,711,808       (2,191,318)

Operating expenses:
  Selling, general and administrative       9,267,563         8,375,736        29,884,173       21,313,306
  Research and development                  3,623,763         3,308,223         9,018,368        7,946,303
  Depreciation and amortization             1,266,198           606,189         3,556,491        1,824,557
                                         ------------      ------------      ------------     ------------
      Total operating expenses             14,157,524        12,290,148        42,459,032       31,084,166

Loss from operations                      (13,157,144)      (13,483,641)      (40,747,224)     (33,275,484)

Interest Income                             1,432,236            14,250         4,176,411          124,217

Interest Expense                           (8,204,503)         (718,902)      (20,367,144)      (1,474,196)
                                         ------------      ------------      ------------     ------------

Loss before minority interest             (19,929,411)      (14,188,293)      (56,937,957)     (34,625,463)

Minority Interest in Fax Japan                ---               168,299           ---              929,276
                                         ------------      ------------      ------------     ------------

Net Loss                                 $(19,929,411)     $(14,019,994)     $(56,937,957)    $(33,696,187)
                                         ============      ============      ============     ============

Net Loss per common share                $      (5.22)     $      (3.74)     $     (14.99)    $      (9.00)
                                         ============      ============      ============     ============

Weighted Average Common Shares
    Outstanding                             3,818,189         3,746,356         3,798,642        3,741,360
                                         ============      ============      ============     ============



  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                  UNIFI Communications, Inc. and Subsidiaries
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                                 1997,           1996,
                                                                        --------------    -------------
Operating activities:
Net Loss                                                                $ (56,937,957)    $ (33,696,187)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                                          6,990,133         4,905,080
     Amortization of financing costs and warrants                             981,824
     Minority interest in Fax Japan                                             ---            (929,276)
     Compensation expense related to options                                  112,712
     Loss on disposal of property and equipment                               162,794             ---
     Write-off of minority interest                                           410,000
      Changes in assets and liabilities:
        Accounts receivable                                                (3,390,521)       (1,800,809)
        Accounts receivable from stockholder                                    ---            (681,908)
        Prepaid expenses and other current assets                            (111,272)           81,540
        Accounts payable                                                  (10,179,016)        3,308,430
        Accrued expenses                                                    4,091,300         6,830,519
                                                                        --------------    -------------
          Net cash used in operating activities                           (57,870,003)      (21,982,611)
                                                                        --------------    -------------
Investing activities:
  Purchases of property and equipment                                      (5,221,648)      (15,313,199)
  Proceeds from sale of property and equipment                               (260,988)            ---
  Purchase of short-term investments                                            ---          (2,770,365)
  Increase in other assets                                                   (819,815)         (328,566)
  Cash acquired in purchase of SingCom                                          ---             162,004
                                                                        --------------    -------------
          Net cash used in investing activities                            (6,302,451)      (18,250,126)
                                                                        --------------    -------------

Financing activities:
  Net proceeds from issuance of  long-term debt                             4,075,722         4,931,295
  Net proceeds from issuance of Senior Notes                              163,276,004             ---
  Net (payments) proceeds from notes payable to
      principal stockholder                                                (3,228,802)       28,000,000
  Proceeds from exercise of stock options and warrants                        147,899            55,805
                                                                        --------------    -------------
          Net cash provided by financing activities                       164,270,823        32,987,100
                                                                        --------------    -------------
  Effects of exchange rates on cash                                          ( 98,788)         (259,632)
                                                                        --------------    -------------

  Increase in restricted cash                                             (34,730,542)           ---
                                                                        --------------    -------------

Increase (Decrease) in cash and equivalents                                65,269,039        (7,505,269)

Cash and equivalents at beginning of period                                 4,538,343        11,123,620
                                                                        --------------    -------------

Cash and equivalents at end of period                                   $  69,807,382     $   3,618,351
                                                                        ==============    =============



  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                  UNIFI Communications, Inc. and Subsidiaries
          Consolidated Condensed Statement of Cash Flows (continued)

  Supplemental disclosure of non-cash financing activity:

In connection with the debt restructuring agreement with SingTel NA in the first quarter of 1997, the Company recorded a $5 million non-cash transaction relating to the conversion of advances from stockholder to senior notes.

In connection with the issuance of warrants, the Company recorded a discount of $11.9 million relating to the senior notes payable and notes payable to principal stockholder.

In conjunction with the ORIX stock redemption by the Company's majority-owned subsidiary, Fax Japan, the Company recorded a $.4 million non-cash transaction relating to the Company's minority interest in Fax Japan.

Supplemental Disclosure of Cash Flow Information:


Cash paid for    September 30, 1997  September 30, 1996
                 ------------------  ------------------
Interest                $13,854,201            $108,934
Income Taxes            $   ---                $  ---




  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                          UNIFI Communications, Inc.
             Notes to Consolidated Condensed Financial Statements
                         Form 10-Q, September 30, 1997
                                  (Unaudited)



Note 1:  Interim Financials

The accompanying consolidated condensed financial statements have been prepared by UNIFI Communications (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of the Company's financial position as of September 30, 1997 and December 31, 1996, and results of operations for the three and nine months ended September 30, 1997 and September 30, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-4 (Registration No. 333-25521).

Note 2:  Net Loss Per Common Share

Net loss per common share is computed using the weighted average number of common shares outstanding during each period in accordance with the treasury stock method.

Note 3:  New Accounting Standards

In February 1997, the Financial Standards Board (FASB) issued SFAS No. 128, Earnings Per Share which is effective for the fiscal year ending after December 15, 1997 and early adoption is not permitted. The Company does not expect the adoption of this standard to have a material effect on its net loss per common share as currently presented.

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income which is effective for the fiscal years beginning after December 15, 1997. The Company has not yet assessed the impact of the adopting this new accounting standard.

In June 1997, FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information which is effective for fiscal year beginning after December 15, 1997 and early adoption is encouraged. The Company is not required to adopt SFAS No. 131 for interim financial statements in the initial
year of its application.   Unless impracticable, the Company will be required to
restate prior period information upon adoption.

The Company plans to adopt SFAS No. 128, 130 and 131 in connection with its Annual Report on Form 10-K for the fiscal year ending December 31, 1998.

Note 4:  Senior Note Offering

On February 21, 1997, the Company sold 175,000 Units, each consisting of $1,000 principal amount of 14% Senior Notes due March 1, 2004 and one Warrant to purchase 27.524674 shares of the Company's common stock, $.01 par value per share ("Common Stock") at an exercise price per share of $0.25, for an aggregate
purchase price of  $175 million   Interest is due semi-annually on March 1 and
September 1 of each year beginning September 1, 1997. The sale of the Senior Notes resulted in net proceeds to the Company of approximately $105 million, after offering expenses and the payment of certain obligations including approximately $46 million which has been escrowed for certain Senior Note interest payments.

On July 28, 1997, the Company commenced an exchange offer for the Senior Notes, pursuant to which holders of the Senior Notes were permitted to exchange the Senior Notes for Senior Notes of like tenor that

                          UNIFI Communications, Inc.
             Notes to Consolidated Condensed Financial Statements
                         Form 10-Q, September 30, 1997
                                  (Unaudited)


were registered under the Securities Act of 1933, as amended. During the Company's exchange offer, which closed on September 3, 1997, the entire $175 million in original principal amount of privately placed Senior Notes was exchanged by the holders for registered Senior Notes.

The Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2001 at the redemption price, as defined in the Indenture governing the Senior Notes, plus any accrued interest. Upon a change of control, as defined in the Indenture, each noteholder will have the right to require the Company to repurchase the Senior Notes at 101% of face value, plus accrued interest. The Indenture contains certain restrictive operating covenants, including amount other things restrictions on payment of dividends, incurrence of additional indebtedness, mergers, and sales by the Company of its assets.

Each Warrant becomes exercisable on or after the earlier of (I) one year from the date of issuance, and (ii) the occurrence of another exercise event, as defined in the Warrant Agreement. Unless exercised, the Warrants will automatically expire on March 1, 2007. In addition, in the event that the Company does not consummate an initial public offering of its equity securities ("IPO"), resulting in gross proceeds to the Company of at least $35 million, by September 1, 1999, the Company will be required to issue additional Warrants to the holders of the Senior Notes in an amount equal to 8% of the Company's then outstanding fully diluted Common Stock. If an IPO has not occurred by March 1, 2002, the Company will be required to repurchase the Warrants at their then-fair market value, as determined in accordance with the Warrant Agreement. The Company has valued these Warrants using the Black-Scholes method and has reduced the face carrying amount of the Senior Notes by $10.2 million, which represents the aggregate fair value of the Warrants issued with the Senior Notes. The company will record additional interest expense of $10.2 million over the term of the Senior Notes. The Company recorded $0.2 million and $0.5 million of such interest expense for the three and nine months ended September 30, 1997, respectively.

Note 5:  Singapore Telecommunications Financing

Effective on February 21, 1997, the Company entered into a debt restructuring agreement with SingTel (Netherlands Antilles) Pte N.V. ("SingTel NA"), an affiliate of SingTel Global Services Pte Ltd. ("SingTel Global"), a principal stockholder of the Company. SingTel NA and SingTel Global are affiliates of Singapore Telecommunications Limited ("SingTel"), a major provider of telecommunications services in Singapore. The debt agreement amended the Company's credit facility and asset facility with SingTel NA to provide for a final maturity under each of such facilities on the later of (i) March 1, 2005 or (ii) the date on which the Senior Notes are paid, defeased, redeemed or otherwise satisfied in full (provided that if the Senior Notes are repaid in full prior to March 1, 2005, borrowings under the credit and asset facilities will become due 91 days after the date on which the Senior Notes are so repaid). Also as part of the debt restructuring agreement, the Company granted SingTel Global a warrant to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $1.83. The value ascribed to this warrant, using the Black-Scholes valuation method, is approximately $0.85 per warrant share. The Company recorded a discount of the SingTel NA debt of approximately $1.7 million in respect of this warrant, which will be amortized to interest expense over the remaining life of the SingTel NA debt. The unamortized value of the warrant at September 30, 1997 approximately $1.6 million.

Note 6:  Certificate of Amendment to the Certificate of Incorporation

On February 21, 1997, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Delaware Secretary of State. The Amendment eliminated the Company's authorized but unissued Series H Convertible Preferred Stock, $1.00 par value per share and authorized 8,570,000 shares of new Series I Convertible Preferred Stock, $1.00 par value per share. At September 30, 1997, no shares of Series I Convertible Preferred Stock were issued and outstanding.

                          UNIFI Communications, Inc.
             Notes to Consolidated Condensed Financial Statements
                         Form 10-Q, September 30, 1997
                                  (Unaudited)



Note 7: Share Purchase between Fax International Japan, Inc. (FIJ) and ORIX Corporation (ORIX)

On May 27, 1997, the Company was notified by ORIX Corporation, a minority stockholder of Fax International Japan, Inc., UNIFI's majority-owned Japanese subsidiary, that it had elected to exercise its special exit right under the Stockholders Agreement among the Company, FIJ and the other stockholders of FIJ. On June 25, 1997 FIJ entered into an agreement with ORIX (which was finalized during the quarter ended September 30, 1997) to purchase all 80 shares of FIJ stock held by ORIX and its affiliates for an aggregate purchase price of approximately $1.00. FIJ intends to retire the shares repurchased from ORIX. Under the Japanese Commercial Code, FIJ is required to give public notice to its creditors requesting them to state their objections to FIJ's proposed reduction of its capital. As of September 30, 1997, FIJ recorded a $1.8 million adjustment against retained earnings for the repurchase and retirement of the ORIX shares. FIJ plans to hold a shareholders' meeting in December 1997 to obtain approval to offset ORIX's remaining additional paid in capital against
retained earnings.    As a result of the repurchased shares, the relative
ownership interest in FIJ held by the Company and Nichimen Corporation (the remaining minority FIJ stockholder) are 63% and 37%, respectively, as of September 30, 1997. In the three months ended September 30, 1997, the Company expensed $410,000 of the previously capitalized minority interest related to ORIX.

Note 8  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                         Form 10-Q, September 30, 1997


Cautionary Statements with Respect to Forward Looking Statements

This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are described in the Company's Registration Statement on Form S-4 (Registration No. 333-25521) and the accompanying Prospectus dated July 28, 1997, each as filed with the Securities and Exchange Commission, under the caption "Risk Factors".

Overview
--------

UNIFI Communications, Inc. (UNIFI) is a rapidly growing multinational telecommunications company that provides business-to-business domestic and international fax document delivery services and voice transmission services. The Company commenced operations in April 1992, offering international fax document delivery services between the United States and Japan. From April 1992 to the present, the company has continued to expand its Intelligent Delivery Network and its telecommunications service operations by means of funds received in numerous equity and debt financings and from operations. As of September 30, 1997, UNIFI, either directly (including through wholly-owned subsidiaries) or through affiliates, offered its fax document delivery services in the United States, Canada, United Kingdom, France, Germany, Hong Kong, the Republic of Korea (South Korea), Japan, Australia, Singapore, the Republic of China (Taiwan) and the People's Republic of China.

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

Operating Results
-----------------

Revenues.   Revenues increased to $11.7 million and $32.2 million for the three
--------
and nine months ended September 30, 1997, respectively, from $7.2 million and $16.8 million, respectively, for the comparable periods in 1996. These increases are due primarily to increases in fax document traffic and numbers of active customers in geographical markets in which the Company first began offering its services during 1996 and early 1997. Revenues derived from the Company's foreign subsidiaries in international markets were approximately $8.7 million and $23.2 million for the three and nine months ended September 30, 1997, respectively, compared to $4.6 million and $9.4 million, respectively for the comparable periods in 1996.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                         Form 10-Q, September 30, 1997

Operating Results (continued)
-----------------------------

During the three and nine months ended September 30, 1997, the Company derived ten percent or more of its consolidated revenues from operations in North America (excluding Canada), Japan, and Hong Kong, and from the operations of the Company's Singapore affiliate, as follows:

                               Revenues as Percentage of UNIFI Total Consolidated Revenues for
                               Three Months Ended September 30,    Nine Months Ended September 30,
UNIFI CI Unit                  1997             1996               1997           1996
-------------                  ----             ----               ----           ----
North America                  25.7%           36.2%               27.6%          44.0%
Japan                          18.7%           25.2%               18.9%          27.8%
Hong Kong                      12.1%            6.7%               11.6%           3.4%
Singapore                      11.9%           15.7%               11.1%          14.2%

The Company expects that revenues from its North America operations will continue to represent ten percent or more of the Company's total consolidated revenues for the foreseeable future, primarily because of the significant size of the market for telecommunications services in North America, and because the Company's recently introduced broadcast fax service and its line of the desktop computer-based fax services, currently under development, will be deployed initially and, the Company believes, the most comprehensively, in North America. While the Company expects the absolute amount of revenues from operations in all of its geographic markets to increase, the Company cannot presently project which other geographic markets, if any, will represent ten percent or more of the Company's consolidated revenues in future periods, due to the uncertainty surrounding the deployment and market acceptance in such other markets of the Company's broadcast fax service, its desktop computer-based fax services,
currently under development, and other new services.   There can be no assurance
that adverse political, regulatory or market conditions in any of the Company's geographic markets will not develop and adversely affect the Company's revenues derived from such markets. Moreover, following deployment of the Company's line of desktop-computer-based fax services, the Company believes that the percentages of its total revenues derived from Asian markets may decline relative to percentages of total revenues derived from North American and European markets, as customers in Asian markets are expected to adopt such new services at a slower rate than customers in North America and Europe.

Revenues from the Company's core FI-Direct service were approximately $10.6 million and $29.3 million for the three and nine months ended September 30, 1997, respectively, compared to $6.7 million and $16.0 million, respectively, in the comparable period in 1996. FI-Direct service revenues as a percentage of total revenues were 90.8% and 91.2% for the three and nine months ended September 30, 1997, respectively, compared to 93.5% and 94.8%, respectively, in the comparable period in 1996. The number of active customers increased to approximately 11,714 at September 30, 1997, as compared to 7,383 at September 30, 1996. The Company believes that the general decline in worldwide telecommunications rates resulting from the WTO Agreement and from deregulation efforts underway in many of the Company's markets will continue into the foreseeable future. The worldwide environment of declining telecommunications prices will require the Company to lower its per-minute transmission charges to users of its FI-Direct service in order to remain competitive with other data telecommunications service providers. Consequently, the Company does not expect revenues from its FI-Direct service to continue to grow at historical rates, even though the Company expects the total number of FI-Direct transmission minutes to continue to increase. The Company anticipates that revenues from its broadcast fax service, (from which commercial revenue was first earned in the third quarter of 1997) and from its line of desktop-computer-based fax services will contribute increasing percentages of the Company's total consolidated revenues as such services are deployed and gain market acceptance. However, the failure of the

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                         Form 10-Q, September 30, 1997

Operating Results (continued)
-----------------------------

Company to successfully develop and deploy such services or to gain market acceptance or, if required, regulatory approval, of such services would have a material adverse effect on the Company's revenues.

The Company presently estimates that its consolidated total revenues for the year ending December 31, 1997 will be approximately $45 million. In its Exchange Offer Prospectus dated July 28, 1997, the Company forecasted total 1997 revenues of approximately double its total 1996 revenues of $25.2 million. The primary reasons for the expected decline in the Company's actual total 1997 revenues from the forecast given in the Exchange Offer Prospectus are the delays experienced by the Company in the second half of 1997 in completing development and commercial introduction of its broadcast fax services and its desktop-computer-based fax services, together with lower than expected growth in the volume of transmissions sent using the Company's core FI-Direct international fax service.

Cost of Revenues.   Cost of revenues increased to $10.7 million and $30.5
----------------
million for the three and nine months ended September 30, 1997, respectively, compared to $8.4 million and $19.0 million, respectively, for the comparable periods in 1996. These increases are due primarily to increases in the third-party transmission and delivery costs the Company must pay in connection with off-net transmissions and the Company's continued expansion of its Intelligent Delivery Network during such periods. Cost of revenues as a percentage of revenues decreased to 91.5% and 94.7% for the three and nine months ended September 30, 1997, respectively, as compared to 116.6% and 113.0%, respectively, for the comparable periods in 1996. The Company believes that its ongoing efforts to reduce these off-net costs through least-cost routing techniques, negotiation of favorable rates with telecommunications service providers and other means, combined with the Company's continued expansion of its network, the corresponding reduction in the percentage of customer transmissions that are off-net, and the use of new technology to increase efficiencies in data transmission, will result in a continued decline in cost of revenues as a percentage of revenues. However, there can be no assurance that changes in customer transmission patterns will not result in greater than expected transmissions to off-net destinations, thereby increasing the Company's off-net transmission costs beyond current expectations, or that the Company will be able to install and operate network facilities in countries that are currently off-net, or that the Company will be able to continue to operate its network facilities in countries that are currently on-net. Moreover, as the Company continues to introduce new service offerings, such as broadcast fax services, and its desktop-computer-based fax services currently under development, the Company expects cost of revenues as a percentage of revenue to decline on a consolidated basis. However, there can be no assurance that the Company's costs of revenue associated with its newer services will not be higher than costs of revenue associated with its core service, and consequently that as the percentage of total revenue contributed by such newer services increases, the Company's costs of revenue on a consolidated basis will not increase.

Gross Margin.       Gross margin as a percentage of revenues improved to 8.5%
------------
and 5.3% for the three and nine months ended September 30, 1997, respectively, as compared to (16.6%) and (13.0%), respectively, for the comparable periods in 1996. The positive improvement in gross margin is due primarily to the Company's ongoing cost reduction efforts as well as to increases in the percentage of the Company's total fax document traffic that is delivered on-net, made possible by the Company's continued expansion of its network in new geographical markets. The Company's on-net/off-net traffic ratio improved to approximately 65:37 in the month of September, 1997 as compared to approximately 57:43 in the month of September, 1996, but declined from the 69:31 ratio achieved by the Company in June 1997. The improvement in the Company's on-net to off-net ratio between September 1997 and September 1996 is due primarily to the continued installation of network nodes by the Company in additional countries during such period. The number of network nodes increased from 16 at September 30, 1996 to 32 at September 30, 1997. The decline in the Company's on-net to off-net ratio between June 1997 and September 1997 is due to the termination of the Company's international private line circuit connecting its node in Guangzhou, China to its node in Hong Kong, as discussed below.

The improvement to the Company's gross margin for the three and nine months ended September 30, 1997 occurred despite the fact that the Company's average net revenue per minute of international fax traffic decreased by 17.1% to $0.63 per minute at September 30, 1997 from $0.76 per minute September 30, 1996. The Company anticipates further declines in its average net revenue per minute of international fax traffic as worldwide telecommunications prices continue to decline as a result of the WTO Agreement and deregulation of telecommunications markets, requiring the Company to further lower its per minute transmission charges to customers in order to remain competitive. However, there can be no assurance that worldwide telecommunications prices will not decline faster or more steeply than the Company currently

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                         Form 10-Q, September 30, 1997


Operating Results (continued)
-----------------------------

anticipates, requiring the Company to lower its average per minute rates faster or more steeply than currently anticipated and having an adverse effect on the Company's gross margin. Moreover, to the extent that the Company derives higher than expected revenues from operations in geographic markets where gross margins are lower than in other markets, the Company's consolidated gross margin could
be adversely affected.   In addition,  the Company cannot presently project the
gross margins associated with revenues from the Company's line of desktop-computer-based fax services, currently under development; such gross margins could be lower than for other service offerings, thereby reducing the Company's consolidated gross margin.

In late August 1997 the Company was informed that the international private line telecommunications circuit connecting its network facilities in Guangzhou, China to its network facilities in Hong Kong had been terminated by action of the Guangzhou PTT. The termination of this circuit, the procurement and maintenance of which is by contract the responsibility of the Company's business partner in China, is believed by the Company to have been the result of a review by the Chinese MPT of many value-added network service providers in China and the MPT's determination that certain of these providers, including the Company's business partner, were operating beyond the scope of their respective VAN licenses. The principal effect on the Company of the termination of this circuit has been to make China an off-net country for purposes of delivery by the Company of international fax transmissions into China. Until this circuit or an equivalent one is reestablished, the Company must deliver fax traffic into China through third-party carriers at increased cost. The Company and its business partner in China are actively seeking to reestablish an international private line circuit connecting one or more of the Company's network nodes outside of China to its node inside of China. Until such circuit is reestablished, the Company is pursuing other strategies for reducing the cost of off-net delivery of faxes into China. There can be no assurance that the Company or its China business partner will be successful in reestablishing an international private line circuit into China on terms satisfactory to the Company or at all. The Company presently estimates that the termination of its international private line circuit to China will result in approximately $900,000 in additional fax delivery costs during the fourth quarter of 1997. Such additional costs, combined with lower-than-expected revenues in the fourth quarter, could have a material adverse effect on the Company's consolidated fourth quarter gross margin.

Selling, General and Administrative expenses.  Selling, general and
--------------------------------------------
administrative expenses increased to $9.3 million and $29.9 million for the three and nine months ended September 30, 1997, respectively, compared to $8.4 million and $21.3 million, respectively, for the comparable periods in 1996. Included in general, selling and administrative expenses are related sales and customer service expense which decreased to $6.5 million and increased $22.4 million for the three and nine months ended September 30, 1997, respectively, compared to $6.8 million and $16.9 million, respectively, for the comparable periods in 1996. The overall increases were primarily the result of additions to sales and customer service personnel from approximately 165 at September 30, 1996 to approximately 298 at September 30, 1997. In addition, general and administrative expenses increased to $2.8 million and $7.5 million for the three and nine months ended September 30, 1997, respectively, compared to $1.6 million and $4.4 million, respectively in the comparable periods in 1996 primarily as a result of start-up expenses incurred to support the geographic country expansion. Selling, general and administrative expenses as a percentage of revenues decreased to 79.1% for the three months and to 92.9% for the nine months ended September 30, 1997 as compared to 116.5% and 126.6%, respectively in the comparable periods in 1996. The Company expects selling, general and administrative expenses to continue to decline as a percentage of revenues as revenue growth occurs.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                         Form 10-Q, September 30, 1997

Operating Results (continued)
-----------------------------

Research and development expenses.  Research and development expenses increased
---------------------------------
to $3.6 million and $9.0 million for the three and nine months ended September 30, 1997, respectively, compared to $3.3 million and $7.9 million, respectively, for the comparable periods in 1996. The number of research and development personnel remained relatively constant between reported periods, increasing slightly from approximately 105 at September 30, 1996 to approximately 107 at September 30, 1997. Research and development expenses as a percentage of revenues decreased to 30.9% and 28.0% for the three and nine months ended September 30, 1997, respectively, compared to 46.0% and 47.2%, respectively, for the comparable periods in 1996. The Company's research and development expenditures are made for the purpose of developing new services as well as maintaining and enhancing existing services. The most substantial component of research and development expense is personnel, including full-time employees and independent contractors. The Company expects that its actual research and development expenses will remain at present levels or increase slightly until the Company completes development and initial deployment of its desktop-computer based fax services. As the Company's total consolidated revenue increases, the Company expects research and development expenses as a percentage of revenue to decline further. However, there can be no assurance that problems or delays encountered in developing, deploying or supporting the Company's desktop-computer-based fax services, or its development of new services the Company determines are required in order to remain competitive, will not result in an increase in research and development expenses beyond the Company's current expectations.

Interest income and expense.  Interest income increased to $1.4 million
---------------------------
and $4.2 million for the three and nine months ended September 30, 1997, respectively. Interest income for the comparable periods in 1996 were not significant. These increases were primarily the result of interest earned on net proceeds received from the sale of Senior Notes by the Company on February 21, 1997. The Company expects interest income to decrease as it continues to utilize non-restricted cash for operations and as it begins to pay down interest due on its debt financing.

Interest expense increased to $8.2 million and $20.4 million for the three and nine months ended September 30, 1997, respectively, compared to $0.7 million and $1.5 million, respectively, for the comparable periods in 1996. The increase was primarily the result of borrowings by the Company evidenced by the Senior
Notes.   Interest expense relating to the Senior Notes  totaled $14.4 million for the nine months ended September 30, 1997.

EBITDA.    Gross margin EBITDA (revenues less cost of revenues, excluding
------
depreciation associated with cost of revenues) increased to $2.1 million and $4.7 million for the three and nine months ended September 30, 1997, respectively, from $(0.2) million and $0.4 million, respectively, for the comparable periods in 1996. EBITDA gross margin percentage increased to 17.7% and to 14.8%, respectively, for the three and nine months ended September 30, 1997 compared to (3.12)% and 2.6%, respectively, for the comparable periods in 1996. The substantial improvement in the Company's gross margin EBITDA between reported periods is due to the increase in revenues derived from the seven new geographic markets in which the Company commenced operations between September 30, 1996 and September 30, 1997, as well as the Company's ongoing cost reduction efforts.

EBITDA (earnings before interest expense, taxes, depreciation and amortization) improved by 19.6% to approximately $(9.4) million for the three months ended September 30, 1997, compared to approximately $(11.7) million for the comparable period in 1996. EBITDA declined by 7.9% to approximately $(30.0) million for the nine months ended September 30, 1997, compared to approximately $(27.8)
million for the comparable period in 1996.   The decline in EBITDA between the
comparable nine month periods is due largely to the significant start-up costs incurred by the Company in late 1996 and early 1997 in connection with its establishment of operations in seven new geographic markets during such period. The substantial improvement in EBITDA between the

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                         Form 10-Q, September 30, 1997


Operating Results (continued)
-----------------------------

comparable three month periods is due mainly to the increase in revenues derived from operations in these new markets after their establishment and the Company's ongoing cost reduction efforts during 1997.

The projected increase in fourth quarter fax delivery costs resulting from the termination of the Company's international private line circuit into China could have a material adverse effect on the Company's fourth quarter gross margin EBITDA and/or EBITDA. There can be no assurance that the Company's gross margin EBITDA and/or EBITDA will not be materially adversely affected by other factors beyond the Company's control, particularly third-party transmission and delivery costs incurred by the Company in connection with its off-net delivery of international faxes and its domestic delivery of faxes by users of the Company's broadcast and desktop-computer-based fax services. In addition, gross margin EBITDA and/or EBITDA could be materially adversely affected if the Company is required to lower its per-minute transmission charges to customers faster or more steeply than currently anticipated due to faster or more steep declines in worldwide telecommunications prices. Failure by the Company to sustain improvements to its gross margin EBITDA and EBITDA would have a material adverse effect on the Company's operations and could cause the Company to default on its payment obligations under the Senior Notes after the final disbursement of the escrowed interest payments.

Liquidity and Capital Resources
-------------------------------

The Company has historically financed its cash requirements for operations and investments primarily through private sales of equity and debt securities as well as equipment financing arrangements and other borrowings. Cash and equivalents increased to $69.8 million at September 30, 1997 compared to $5.6
million at December 31, 1996 and  $3.6 million at September 30, 1996.   This
increase is due primarily to approximately $105 million in net proceeds received from the Company's sale of Units (consisting of Senior Notes and
Warrants to purchase the Company's Common Stock) on February 21, 1997.   Under
the Escrow Agreement, the Company was required to place the first four interest payments on the Senior Notes in an escrow account as restricted cash. The Company made its first interest payment from the escrow account of approximately $13.0 million in the third quarter of 1997. The Company has restricted cash of $35.8 million at September 30, 1997 compared to $1.1 million at December 31, 1996. The Company's current ratio at September 30, 1997 increased to 4.27 from
0.3 at December 31, 1996 and 0.5 at September 30, 1996.

Increases in accounts receivable, attributable to the growth in revenue, and in other current assets used cash of $4.0 million and $1.9 million, respectively, for the nine months ended September 30, 1997. The average age of the Company's accounts receivable increased by approximately five days from 53 at September 30, 1996 to 58 at September 30, 1997, primarily as a result of longer payment cycles in certain of the Company's emerging European markets.

Property and equipment expenditures for the nine months ended September 30, 1997 of $5.2 million were offset by $0.2 million of proceeds generated from the sale of property and equipment. Additions to property and equipment were primarily for equipment and software used to build out the Company's Intelligent Delivery Network and FaxLink autodialers used by the Company's customers.

Net cash provided by financing activities was $164.3 million in the nine months ended September 30, 1997. The most significant of these financing activities was the sale of Units by the Company on February 21, 1997. Gross proceeds to the Company from the sale of the Units were $175 million, of which $5.0 million was used to repay certain advances from SingTel under the Intercompany Operating Agreement between the Company and SingTel, $6.7 million was allocated to deferred costs incurred in connection with the offering and sale of the Units, $12 million was used to retire certain accrued trade payables, and $46 million was deposited into an escrow account as restricted cash for the purpose of payment of the first

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                         Form 10-Q, September 30, 1997


Liquidity and Sources of Capital (continued)
--------------------------------------------

four interest installments on the Company's Senior Notes. Cash flow related to Senior Notes net of deferred offering costs totaled $163.3 million during the
nine months ended September 30, 1997.   Other proceeds from financing activities
include $5.9 million received from SingTel as advances under the Intercompany Operating Agreement between the Company and SingTel during January and February of 1997.

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

PART II:    OTHER INFORMATION

Item 2: Changes in Securities
------------------------------

(c) Unregistered sales of equity securities during the Quarter ended September 30, 1997

        During the three months ended September 30, 1997, the Company issued shares of Common Stock to employees, contractors and/or consultants of the Company pursuant to such persons' exercises of stock options granted under the Company's Amended and Restated 1993 Stock Option Plan, as follows:

                       Number of Shares of   Aggregate Cash
Date of Sale           Common Stock          Exercise Price
------------           ------------          --------------

7/14/97                           464          $   747.90
7/21/97                        13,000           12,950.00
7/29/97                           442              464.10
7/31/97                           990            1,039.50
8/27/97                           394              642.50
9/8/97                          1,000              350.00
9/15/97                           119              255.85
9/16/97                           386              738.60
9/23/97                         3,541            3,018.05
9/29/97                           189              406.35

All of the foregoing sales by the Company were made pursuant to the exemptions from registration set forth in Section 4 (2) and Rule 701 under, the Securities Act of 1933, as amended.

Item 5:  Other Information
--------------------------

Completion of Acquisition of Fax International Australia Pty. Limited and of Fax Business of SingCom (Australia) Pty. Limited

On September 29, 1997, the Company entered into a definitive agreement with the shareholders of Fax International Australia Pty. Limited ("FIA") whereby the Company acquired all of the issued and outstanding capital stock of FIA for an aggregate purchase price of approximately $1,500. On September 30, 1997, FIA entered into a definitive agreement with SingCom (Australia) Pty. Limited ("SingCom") whereby FIA (with funds provided by the Company) purchased certain assets and assumed certain liabilities relating to the fax business of SingCom. SingCom and the prior FIA shareholders are affiliates of Singapore Telecommunications Limited ("SingTel"), an affiliate of a principal stockholder of the Company. These transactions were consummated pursuant to a letter of intent between the Company and SingTel and are effective as of April 1, 1996.
On and as of such date, by agreement with SingTel, the Company assumed operational control of FIA and the fax business of SingCom. The aggregate purchase price payable by the Company for SingCom's fax business assets is approximately $2.5 million, of which two-thirds was paid at closing and the remaining one-third is payable two and one-half years following the closing. In addition, at the closing the Company paid approximately $1.4 million to SingTel in repayment of certain indebtedness of SingCom to SingTel relating to the fax business of SingCom.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  The following exhibits are filed herewith:


  Exhibit No.      Description
  ----------       -----------
  +3.1             Certificate of Incorporation, as amended, of UNIFI
                   Communications, Inc.
  +3.2             By-Laws of UNIFI Communications, Inc.
  +4.1             Indenture, dated as of February 21, 1997, between UNIFI
                   Communications, Inc. and Fleet National Bank, as trustee,
                   relating to $175,000,000 in aggregate principal amount of 14%
                   Senior Notes due 2004.
  +4.2             Specimen Certificate of 14% Senior Notes due 2004 (the
                   "Private Notes") (included in Exhibit 4.1).
  +4.3             Specimen Certificate of 14% Senior Notes due 2004 (the
                   "Exchange Notes") (included in Exhibit 4.1).
  +4.4             Registration Rights Agreement, dated as of February 21, 1997, between UNIFI Communications, Inc. and Smith Barney Inc.
  +4.5             Unit Agreement, dated as of February 21, 1997, between UNIFI
                   Communications, Inc. and Fleet National Bank, as unit agent.
  +4.6             Escrow Agreement, dated as of February 21, 1997, between
                   UNIFI Communications, Inc. and Fleet National Bank, as escrow agent.
  +10.1            Credit Agreement, dated as of April 10, 1995, among UNIFI
                   Communications, Inc. and SingTel (Netherlands Antilles) Pte
                   N.V.
  +10.2            Amendment, dated as of February 21, 1997, to the Credit
                   Agreement, dated as of April 10, 1995, among UNIFI
                   Communications, Inc. and SingTel (Netherlands Antilles) Pte.
                   N.V.
  +10.3            Term Loan Agreement-Equipment, dated as of April 10, 1995
                   among UNIFI Communications, Inc. and SingTel (Netherlands
                   Antilles) Pte. N.V.
  +10.4            Amendment, dated as of February 21, 1997, to the Term Loan
                   Agreement-Equipment, dated as of April 10, 1995, among UNIFI
                   Communications, Inc. and SingTel (Netherlands Antilles) Pte.
                   N.V.
  +10.5            Intercompany Operating Agreement, dated as of April 10, 1995, between UNIFI Communications, Inc. and Singapore
                   Telecommunications Limited, as amended by Amendment No. 1
                   dated as of September 30, 1996 (the "Intercompany Operating
                   Agreement").
  +10.6            Amendment No. 1 to the Intercompany Operating Agreement dated
                   September 30, 1996 between UNIFI Communications, Inc. and
                   Singapore Telecommunications Limited.
  +10.7            Amendment, dated as of February 21, 1997, to the Intercompany
                   Operating Agreement dated April 10, 1995, among UNIFI
                   Communications, Inc. and Singapore Telecommunications
                   Limited.
  +10.8            Series G Convertible Preferred Stock Purchase Agreement,
                   dated as of April 10, 1995, among UNIFI Communications, Inc.
                   SingTel Global Services Pte Ltd.
  +10.9            First Amendment, dated as of February 5, 1997, of the Series
                   G Convertible Preferred Stock Purchase Agreement, dated as of
                   April 10, 1995, among UNIFI Communications, Inc. SingTel
                   Global Services Pte Ltd, as amended.
  +10.10           Second Amendment, dated as of February 21, 1997, of the
                   Series G Convertible Preferred Stock Purchase Agreement,
                   dated as of April 10, 1995, between UNIFI Communications,
                   Inc., SingTel Global Services Pte Ltd, as amended.
  +10.11           Amended Restated Registration Rights Agreement, dated as of
                   April 10, 1995 among UNIFI Communications, Inc. and various investors named therein.
  +10.12           Amended, dated as of February 21, 1997, of the Amended and
                   Restated Registration Rights Agreement, dated as of April 10,
                   1995 among UNIFI Communications, Inc. and various investors named therein.




  +10.13           Consent and Waiver, dated as of February 20, 1997, of the
                   Amended and Restated Registration Rights Agreement, dated as of April 10, 1995 among UNIFI Communications, Inc. and
                   various investors named therein.
  +10.14           Stockholders Agreement, dated as of April 10, 1995, among
                   UNIFI Communications, Inc. and the stockholders named
                   therein.
  +10.15           First Amendment to the Stockholders Agreement, dated February
                   21, 1997, among UNIFI Communications, Inc., SingTel Global
                   Services Pte. Ltd and certain stockholders named therein.
  +10.16           Employment Agreement, dated as of April 10, 1995, among UNIFI
                   Communications, Inc. and Douglas J. Ranalli.
  +10.17           Warrant to purchase 2,000,000 shares of the Company's Common
                   Stock, issued to SingTel Global Services Pte. Ltd, dated
                   February 21, 1997
  +10.18           Warrant Agreement, dated as of February 21, 1997, between
                   UNIFI Communications, Inc. and Fleet National Bank, as
                   warrant agent.
  +10.19           Specimen Warrant Certificate (included in Exhibit 10.25).
  +10.20           Warrant Shares Registration Rights Agreement, dated as of
                   February 21, 1997, between UNIFI Communications, Inc. and
                   Smith Barney, Inc.
  +10.21           Lease dated August 2, 1996 between UNIFI Communications, Inc.
                   and Cross Point Limited Partnership.
  +10.22           Agreement dated August 2, 1996 between UNIFI Communications,
                   Inc. and Cross Point Limited Partnership (included in exhibit
                   10.21 hereto).
  +10.23           Subordination Agreement dated August 2, 1996 between UNIFI
                   Communications, Inc., Cross Point Limited Partnership and
                   SingTel (Netherland Antilles) Pte N.V. (included in Exhibit
                   10.21).
  +10.24           Software License and Services Agreement dated September 20,
                   1996 between UNIFI Communications, Inc. and Control Data
                   Systems, Inc.
  +10.25           $2,049,315 Convertible Term Note, dated as of April 1, 1997, of UNIFI Communications, Inc. dated as of April 1, 1997,
                   issued to Control Data Systems, Inc.
  +10.26           Warrant to purchase up to 50,406 shares of Common Stock of
                   UNIFI Communications, Inc., dated as of April 1, 1997, issued to Control Data Systems, Inc.
  *10.27           Share Sale Agreement (Fax International Australia Pty.
                   Limited) dated as of September 29, 1997 among UNIFI
                   Communications, Inc., Graham Bruce Darley and Sin Hang Boon.
  *10.28           Agreement for Sale of Business dated as of September 30, 1997 between SingCom (Australia) Pty. Limited and Fax
                   International Australia Pty. Limited.
  *10.29           First Amendment to Lease, dated as of June 25, 1997, between
                   UNIFI Communications, Inc. and Cross Point Limited
                   Partnership.
  *10.30           Second Amendment to Lease, dated as of October 21, 1997,
                   between UNIFI Communications, Inc. and Cross Point Limited
                   Partnership.
  *11.0            Statement re: Computation of Net Loss per Common Shares
  *27.0            Financial Data Schedule.

----------------------------
*Filed herewith
+Previously filed with registrant's Registration Statement on Form S-4
 (Registration No. 333-25521) and incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNIFI Communications, Inc.



                                       By: /s/ Douglas J. Ranalli
                                          ------------------------------
                                           Douglas J. Ranalli
                                           Chief Executive Officer and Acting
                                           Chief Financial Officer (Principal
                                           Financial Officer)



Date:  November 14, 1997

                                 EXHIBIT INDEX

EXHIBIT
 NO.                  DESCRIPTION
---                   -----------

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

+10.3 --Term Loan Agreement-Equipment, dated as of April 10, 1995, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte N.V.

+10.4 --Amendment, dated as of February 21, 1997, to the Term Loan Agreement-Equipment, dated as of April 10, 1995, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte N.V.

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

+10.7  --Amendment, dated as of February 21, 1997, to the Intercompany Operating

       Agreement, dated as of April 10, 1995, among UNIFI Communications, Inc. and Singapore Telecommunications Limited.

+10.8 --Series G Convertible Preferred Stock Purchase Agreement, dated as of April 10, 1995 among UNIFI Communications, Inc., SingTel Global Services Pte Ltd.

+10.9 --First Amendment, dated as of February 5, 1997 to the Series G Convertible Preferred Stock Purchase Agreement, dated as of April 10, 1995, between UNIFI Communications Inc., SingTel Global Services Pte Ltd.

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

+10.12 --Amendment, dated as of February 21, 1997, to the Amended and Restated
       Registration Rights Agreement, dated as of April 10, 1995 among UNIFI Communications, Inc, and various investors named therein.

+10.13 --Consent and Waiver, dated as of February 20, 1997, of the Amended and Restated Registration Rights Agreement, dated as of April 10, 1995 among UNIFI Communications, Inc. and various investors named therein.

+10.14 --Stockholders Agreement, dated as of April 10, 1995, among UNIFI
       Communications, Inc. and the stockholders named therein.

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

+10.24 --Software License and Services Agreement dated September 20, 1996 between UNIFI Communications, Inc. and Control Data Systems, Inc.

+10.25 --$2,049,315 Convertible Term Note, dated as of April 1, 1997, of UNIFI
       Communications, Inc. in favor of Control Data Systems, Inc.

+10.26 --Warrant to purchase up to 56,406 shares of Common Stock of UNIFI
       Communications, Inc., dated as of April 1, 1997, issued to Control Data Systems, Inc.

*10.27 --Share Sale Agreement (Fax International Australia Pty. Limited) dated as of September 29, 1997 among UNIFI Communications, Inc., Graham Bruce Darley and Sin Hang Boon.

*10.28 --Agreement for Sale of Business dated as of September 30, 1997 between
       SingCom (Australia) Pty. Limited and Fax International Australia Pty. Limited.

*10.29 --First Amendment to Lease, dated as of June 15, 1997, between UNIFI
       Communications, Inc. and Cross Point Limited Partnership.

*10.30 --Second Amendment to Lease, dated as of October 21, 1997, between UNIFI
       Communications, Inc. and Cross Point Limited Partnership.

*11    --Statement re: Computation of Net Loss Per Common Share.

*27.1  --Financial Data Schedule.


------------
* Filed herewith.
+ Previously filed with registrant's Registration Statement on Form S-4
  (Registration No. 333-25521 and incorporated herein by reference)