Form 10-K
period 1997-12-31
UNIFI COMMUNICATIONS INC
filed 1998-03-31
CIK 1037968

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K



   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File No. 333-25521

                           UNIFI COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)


                  Delaware                           04-3097640
       (State or other jurisdiction               (I.R.S. Employer
    of incorporation or organization)            Identification No.)



        900 Chelmsford Street
        Lowell, Massachusetts                                  01851
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (978) 551-7500

       Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:  14% Senior Notes due 2004


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                                ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of March 18, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $16,723,132*.

     As of March 18, 1998, 3,871,681 shares of the Registrant's Common Stock, $.01 par value per share, were issued and outstanding.


* There is no established trading market for the Registrant's capital stock. The foregoing calculation was made assuming a fair market value of $3.11, which was the fair market value of the Registrant's Common Stock as determined by its Board of Directors at their last meeting prior to the date of this Annual Report on Form 10-K solely for purposes of granting "incentive" stock options under the Internal Revenue Code of 1986, as amended.

                           UNIFI COMMUNICATIONS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS



RECENT DEVELOPMENTS.................................................  3

PART  I.............................................................  4

Item 1.  BUSINESS...................................................  4

         RISK FACTORS...............................................  16

Item 2.  PROPERTIES.................................................  26

Item 3.  LEGAL PROCEEDINGS..........................................  26

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  26


PART  II


Item 5.  MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS........................................  26

Item 6.  SELECTED FINANCIAL DATA....................................  31

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION...................................  33

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  F-1

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE........................  68


PART  III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........  68

Item 11.  EXECUTIVE COMPENSATION....................................  70

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT............................................  74

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............  76


PART  IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8K........................................  78

     DUE TO CIRCUMSTANCES DESCRIBED HEREIN, AN INVESTMENT IN THE COMPANY'S SECURITIES INVOLVES A HIGH DEGREE OF RISK. SEE "RISK FACTORS." UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO THE "COMPANY" REFER TO UNIFI COMMUNICATIONS, INC. AND ITS CONSOLIDATED SUBSIDIARIES.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS CONTAINED IN THIS DOCUMENT THAT ARE NOT BASED ON HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "PROJECT," "ESTIMATE," "ANTICIPATE," "CONTINUE" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. CERTAIN STATEMENTS (E.G., "RISK FACTORS") SET FORTH IN THIS DOCUMENT CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.


RECENT DEVELOPMENTS

     Ability of the Company to Continue as a Going Concern; Need for Additional
     --------------------------------------------------------------------------
Financing.  The report of the Company's independent public accountants on the
---------
Company's consolidated financial statements included in this Annual Report on Form 10-K contains an explanatory fourth paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The Company will require substantial additional financing prior to August 1998 in order to continue operations beyond July 1998. See "Risk Factors--Ability of the Company to Continue as a Going Concern; Audit Opinion Containing Explanatory Paragraph" and "--Need for Additional Financing," and "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

     Certain Changes in the Board of Directors, Management and Stock
     ---------------------------------------------------------------
Ownership. On March 13, 1998, two of the Company's directors--Mr. Lim Eng and Ms. Chua Sock Koong--resigned from such positions. Mr. Lim also resigned from his position as Vice President and Chief Operating Officer of the Company. On March 14, 1998, SingTel Global Services Pte. Ltd., a principal stockholder of the Company and a wholly-owned subsidiary of Singapore Telecommunications Limited, sold all of its Series G Convertible Preferred Stock of the Company to Douglas J. Ranalli, Chairman of the Board of Directors and Chief Executive Officer of the Company. As a result of this transaction, Douglas J. Ranalli owns approximately 63% of the total issued and outstanding voting capital stock of the Company (as of March 18, 1998), and approximately 41% of the total voting capital stock of the Company on a fully-diluted basis as of such date (including all warrants and options to purchase capital stock of the Company exercisable within 60 days). See "Certain Relationships and Related Transactions-- Resignation of SingTel Representative Directors and Sale of Series G Preferred Shares to Douglas J. Ranalli."

     On March 16, 1998, the Board of Directors elected Mark F. Ranalli, a Vice President of the Company (prior to March 17, 1998) and the brother of Douglas J. Ranalli, the Company's Chairman, President (prior to March 17, 1998) and Chief Executive Officer, as a director.

     On March 17, 1998, John B. Beinecke resigned as a director of the Company. See "Certain Relationships and Related Transactions--Resignation of John B. Beinecke from the Board of Directors." Also on such date, the Board of Directors designated Mark F. Ranalli as the President of the Company, and Timothy J. Martel as the Executive Vice President and Chief Operating Officer of the Company. Douglas J. Ranalli continues to be the Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer and Acting Vice President of Research and Development of the Company.

     Default under Warrant Shares Registration Rights Agreement.  The Company
     ----------------------------------------------------------
presently is in default of its obligations under the Warrant Shares Registration Rights Agreement executed in connection with the Company's sale on February 21, 1997 of Units consisting in the aggregate of $175 million in face amount of 14% Senior Notes due 2004 and 175,000 Warrants to purchase an aggregate of 4,816,818 shares (the "Warrant Shares") of the Company' Common Stock, $.01 par value per share, at an exercise price per share of $0.25. The Warrant Shares

Registration Rights Agreement required the Company to have filed a registration statement pursuant to the Securities Act of 1933, as amended, with the Securities and Exchange Commission relating to the issuance of the Warrant Shares by the Company upon exercise of the Warrants and to have caused such registration statement to become effective on or before March 1, 1998. The Company has not as of the date of this Annual Report on Form 10-K filed such required registration statement, primarily because the Company during the first quarter of 1998 has been re-evaluating its business and growth strategy and its liquidity and capital resource needs for 1998 and thereafter, and believed that it could not make the disclosures required in such registration statement in compliance with the requirements of federal securities laws until the conclusion of such re-evaluation. The Company has not received notice from any Warrant holders that is in default under the Warrant Shares Registration Rights Agreement, nor has it sought a waiver from the Warrant holders of such default. The Warrant Shares Registration Rights Agreement provides that, in the event of such a default by the Company, in addition to other remedies the Warrant holders may have, the Company is liable for liquidated damages in the amount of $.001 per week per Warrant for the first 90 day period of such default, which amount shall increase by an additional $.001 per week per Warrant for each successive 90-day period during which such default continues, up to a maximum of $.005 per week per Warrant. If the Company files the required registration statement and causes it to become effective no later than May 30, 1998, the Company will be liable for a maximum liquidated damages amount of $2,275. If the Company files such registration statement and causes it to become effective after May 30 but prior to August 29, 1998, the Company will be liable for a maximum liquidated damages amount of $6,825. The Company intends either to file the required registration statement and use its best efforts to cause it to become effective as soon thereafter as possible, or to seek a waiver from the Warrant holders with respect to such required filing, as soon after the date hereof as practicable. The Company does not believe that its default under the Warrant Shares Registration Rights Agreement will have a material adverse effect on the Company's business or financial condition, but there can be no assurance to that effect.


PART I

ITEM 1.  BUSINESS

OVERVIEW

     UNIFI Communications, Inc. ("UNIFI" or the "Company") believes that it is a leading provider of international enhanced facsimile transmission and delivery services. The Company has developed the Intelligent Delivery Network or IDN, a system which combines highly efficient store-and-forward network technology with a proprietary Delivery Expert System and a 24-hour multi-lingual fax delivery staff. The Intelligent Delivery Network provides business customers with an international point-to-point facsimile delivery service that is secure, easy to use, more efficient, and more reliable than the direct dial services provided by the world's conventional long-distance carriers. In many cases, the Company's Intelligent Delivery Network services are also less expensive than traditional direct-dial long distance services.

     The growth of the Company as a result of the success of its core international enhanced fax service utilizing the Intelligent Delivery Network earned the Company the distinction of being recognized (i) as the 10th fastest growing technology company in New England in the 1997 New England Fast 50 awards program sponsored by Deloitte & Touche LLP and Hale and Dorr LLP; (ii) as the 20th (out of 500) fastest growing privately-held US company by Inc. Magazine in their 1997 Inc. 500 report; and (iii) the 47th (out of 500) fastest growing US private or public technology company by Deloitte & Touche LLP in their 1997 Fast 500 report. Each such award was made on the basis of the Company's aggregate revenue growth over the period from 1992 through 1996.

     UNIFI commenced operations in April 1992 by transmitting one-way facsimile traffic exclusively from the United States to Japan. By December 1993, the Company's monthly revenue from this single route had grown to approximately $440,000, the equivalent of annualized "run-rate" revenue of $5.3 million. As a result of these accomplishments, the Company was successful in attracting $80 million in total financing from several Asia/Pacific investors including Nichimen Corporation, ORIX Corporation and affiliates of Singapore Telecommunications

Limited ("SingTel"), a major provider of telecommunications services in Singapore. With a portion of the proceeds from these financings, the Company (i) expanded its sales, document delivery, network monitoring, research and development, and administrative infrastructures and (ii) from December 1995 to September 1996 established operations, either directly or through SingTel or other contractual relationships with other parties, in seven additional countries to complement its existing operations in the United States and Japan. In February 1997, the Company sold units consisting of Senior Notes and Warrants to purchase shares of the Company's Common Stock for an aggregate price of $175 million. The Company has used the net proceeds from this financing to continue expansion of the Company's Intelligent Delivery Network and to develop new services utilizing the IDN. As of December 31, 1997, the Company had approximately 12,009 corporate customers (excluding non-revenue trial accounts and operations in China), of which approximately 776 were added in the fourth quarter of 1997. UNIFI's revenues for the year ended December 31, 1997 were $43.8 million, compared to $25.2 million and $10.6 million for the 1996 and 1995, respectively.

     Over the past five years, the Company has developed four key competitive elements which the management team believes are responsible for UNIFI's growth in the market:

     Network Efficiency.  The Intelligent Delivery Network's packet-switched
     ------------------
store-and-forward technology transmits fax documents up to 16 times more efficiently than the circuit-switched technology utilized by most of the world's long-distance carriers. This efficiency advantage allows UNIFI to offer customers delivery rates that are significantly lower than the rates charged by long-distance carriers while generating attractive gross margins from its on-net traffic (i.e., traffic terminating in a country where the Company has installed a network node).

     Superior Service-The Intelligent Delivery Network.  Unlike its competitors,
     -------------------------------------------------
the Company provides end-users with a 24-hour, seven-day-a-week personalized delivery service based on its proprietary Delivery Expert System combined with a multi-lingual delivery staff that identifies, analyzes and resolves fax delivery obstacles. The Company believes this service is primarily responsible for the less than approximately 1.0% monthly churn it has experienced in each of the last twenty-four months ending December 31, 1997) among customers of its core international point-to-point facsimile service. The Company further believes that the Delivery Expert System provides a competitive advantage that cannot be easily replicated given the Company's experience and proprietary processes developed since 1992.

     Global Sales and Service Infrastructure.    UNIFI has operations in the
     ---------------------------------------
United States, Japan, the United Kingdom, Australia, France, Germany, Hong Kong ,Korea and Taiwan. In addition, the Company conducts operations in Singapore, China and Indonesia pursuant to agreements with local entities. UNIFI's investment in a global sales and account management organization of 337 people (as of March 1, 1998) has created a competitive advantage by allowing the Company to provide a consistent set of delivery services based on common service standards and centralized billing. Long-distance carriers, the Company's largest competitors, do not deploy a consistent set of global services due to regulatory and other market forces which constrain them from maintaining a global presence.

     Large, Established Corporate Customer Base.  UNIFI has an existing base (as
     ------------------------------------------
of December 31, 1997) of approximately 12,009 customers (excluding non-revenue trial accounts and operations in China and Indonesia). The Company's account base grew by 274 in October 1997, 366 in November 1997, and 136 in December 1997 (in each case including a substantial number of non-revenue trial accounts). However, the Company primarily handles its customers' international fax transmission requirements which constitute only a small portion of each customer's fax transmission needs. UNIFI has already begun to make significant investments necessary to broaden its service offerings to provide customers with a more complete set of fax delivery services through development of an interface to the Intelligent Delivery Network through customers' existing electronic mail applications and direct connection to desktop messaging software packages.

     The Company will be required to obtain substantial additional financing to continue operations beyond July 1998. See "Risk Factors--Need For Additional Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Assuming that the Company obtains the required financing, the Company intends to continue its growth by increasing utilization of the

Intelligent Delivery Network through the development and offering of new value-added services, primarily a desktop computer-based fax service and an enhanced version of the Company's broadcast fax service, and by continuing to expand and enhance the Intelligent Delivery Network. Since its inception, the Company has made a significant investment in the establishment and operation of the Intelligent Delivery Network. The Company believes it can increase both its revenues and its gross margins by offering new value-added services. The discussions below concerning the Company's business strategy are predicated upon the obtaining of significant additional debt and/or equity financing prior to the end of July 1998, and represent the Company's beliefs as to the most profitable service offerings and strategies for the Company if such financing is obtained. If the Company's current projections as to revenues, expenses, and cash flow from operations between the date of this Annual Report on Form 10-K and July 1998 are inaccurate in any material respect, or if the Company incurs significant unforeseen expenses during such period, then the Company will require additional financing prior to July 1998 and, if such financing is not obtainable by the Company, may become unable to continue operations or become insolvent prior to July 1998.


BUSINESS STRATEGY

     The Public Switched Telephone Network ("PSTN") has been designed to carry real-time, two-way voice signals. This communication mode utilizes a 64,000 bits per second ("bps") capacity circuit to transport the required information. Since the PSTN does not distinguish between voice and non-voice calls, it allocates a full 64,000 bps circuit to each call, regardless of whether the call is voice or fax. However, conventional fax machines (9,600 bps or 14,400 bps) generate data at an average rate of less than approximately 7,000 bps or 10,000 bps, respectively. Moreover, since voice traffic is two-way, the PSTN allocates one 64,000 bps circuit in each direction regardless of whether a call is voice or fax. Information flow in a fax transaction is largely one-directional; very little information flows over the reverse circuit from the destination to the source fax machine. As a result of this capacity allocation by the PSTN, the conventional fax machine produces signals which occupy the entire two-way voice channel on a PSTN but actually utilizes only about 5% of its capacity.

     The Company has designed and constructed a store-and-forward network that overcomes these transmission inefficiencies. The network operates parallel to, and is accessed by, the PSTN. The network itself consists of a series of nodes that are interconnected by dedicated communication circuits, either fiber optic cables or satellite links which are leased from third-party providers. The nodes interface directly with the PSTN and are the means by which customer fax traffic enters and exits the Company's network. A fax transmission begins with the customer dialing a destination fax number. The Company's FaxLink autodialer attached to the fax machine telephone line intercepts the call and screens the number. If the call is bound for a domestic destination, it is either allowed to pass through and be carried by the user's normal carrier or, if the user is also a customer of the Company's domestic fax resale service (currently offered only in the United States and Australia), the call is routed to a carrier whose facilities are resold by the Company. If, however, the call is bound for an international destination served by the Company, the FaxLink autodialer dials the telephone number of the nearest Company node and allows the attached fax machine to communicate with it once the connection is made. As the node receives the fax, it converts the fax signal from its analog format back into the original highly efficient "baseband" digital format produced by the originating fax machine. This sending node then organizes the fax file into a series of "packets" and transmits them to the destination node. Because it is in its baseband digital form, the signal can be transmitted without the inefficiencies inherent in digital format used by the PSTN networks. Incorporating the digital data into packets and other overhead reduces the efficiency of the store-and-forward network from a theoretical value of 20:1 to an actual value of approximately 16:1. That is, the Company can send approximately 16 faxes over the same size circuit that the PSTN utilizes to send only one fax. Upon reaching the destination node, the fax signal is reconverted to its original analog format; the destination node then dials the destination fax machine and transfers the fax to it. The Company's nodes are connected by long-distance transmission systems, operated by third-party carriers, which form the arteries of the Intelligent Delivery Network. The Company utilizes the Intelligent Delivery Network to bypass the expensive international switched circuit facilities.

     Traditional store-and-forward facsimile networks are characterized by a common competitive disadvantage--slow feedback on the outcome of transmissions. Traditional fax machine technology is activated when a user dials the destination telephone number and obtains one of three principal responses: busy, no-answer, or a connection with the destination. With the first two, the user must attempt the call at a later time. With the third response, provided a fax machine answers, the call is set-up and the scanned image is transferred from the originating to the destination machine. This process provides the user with instant notification of the call progress--connection or no connection. Moreover, if a person answers, it is likely the call was placed to a wrong number. The user can, if necessary, take immediate corrective action. In contrast, a properly provisioned store-and-forward network node will have a sufficient number of telephone lines such that a customer never receives a busy signal. All calls are attended to immediately. However, contact with the node does not equate to contact with a destination fax machine. The destination may be busy, or may not answer, or the call may be answered by a human voice. In any case, the customer is unaware of these events, possibly for an extended period of time.

     The Company's experience indicates that about 25% of international fax machine-to-fax machine calls fail on the first attempt. Store-and-forward faxes are no exception. However, if a destination node does not succeed on its first call attempt, it is programmed to repeat the attempt several times, typically every five minutes for a period of half an hour. The typical store-and-forward network, failing to deliver the document after several attempts, generates a nondeliverable notice and sends it to the originating fax machine. The Company believes that this unreliable delivery behavior undermines the efficiency advantage enjoyed by store-and-forward networks.


THE INTELLIGENT DELIVERY NETWORK

     To overcome the above deficiencies, the Company has created the Intelligent Delivery Network, a system which combines highly efficient store-and-forward technology with a personalized delivery system. The personalized delivery system has two principal components: a proprietary Delivery Expert System software and a 24-hour, 7-day-a-week Document Delivery Staff. These two components work in conjunction to identify and resolve the vast majority of obstacles encountered by the network as it attempts to deliver a fax document.

     The computer-based Delivery Expert System is designed to automatically overcome a large variety of delivery problems. If a network node fails to deliver a fax on its first attempt, depending on the failure mode, it will automatically redial the number several times over a fixed period of time. If preliminary delivery attempts fail, the delivery attempt history is automatically transferred to the Delivery Expert System for automated analysis and resolution. For example, a very common problem with a fax machine is that it does not answer a call when it runs out of paper. If this happens after business hours or on a weekend, one or more days may pass before the machine is operational once again. In this instance, the Delivery Expert System would elect to defer delivery of the document until the beginning of the next business day. The Delivery Expert System has been designed to recognize standard holidays as well as weekends in all destination countries and takes full account of these events in the decision process. Alternatively, where the Delivery Expert System has been programmed to do so, it will route the call to another fax machine. The Delivery Expert System was first installed in September 1996.

     If the Delivery Expert System fails to resolve a delivery problem, it transfers the problem to the Document Delivery Staff for resolution through human intervention. This Company's centralized facility in Lowell, Massachusetts, operates 24 hours a day, seven days a week; collectively, members of the staff speak most of the major languages of the world. Individuals in the Document Delivery Staff are responsible for contacting either the sender or receiver of a fax document to resolve difficulties. In the example cited above, a delivery analyst would call the sender to obtain the telephone number of the recipient, an alternative fax number (if any) and direction as well as authorization to manage future difficulties. All of this information is ultimately incorporated into the database utilized by the Delivery Expert System for automatic use in the future. Other activities of this group range from rerouting traffic to circumvent natural disasters to responding to constantly changing national dialing patterns.

     The Company believes that its personalized delivery system is a cost-effective method for overcoming many of the common fax delivery obstacles and a significant service advantage over its unassisted store-and-forward competitors. The Company further believes that its ability to provide reliable, value-enhanced fax service is based upon its operational experience and its accumulated knowledge and database of alternative fax numbers and other delivery instructions. UNIFI believes that its experience in overcoming fax delivery obstacles and its growing database of delivery solutions provides it with a competitive advantage over new market entrants attempting to duplicate the Company's specialized delivery capabilities.

NODE ARCHITECTURE

     The Intelligent Delivery Network consists of a series of nodes or "points-of-presence" that are interconnected by dedicated long-haul telecommunication facilities--either fiber cables or satellite links leased from third-party carriers. Computers, which are based upon the IBM personal computer (PC) standard, form the core of the equipment in a typical node. All are inexpensive and generally available as off-the-shelf items from a number of vendors. A node's computers can be divided into three separate categories depending on their functionality: the fax concentrator, the traffic administrator and the file server. The fax concentrator interfaces directly to the PSTN and is the means by which customer faxes are reformatted and enter and exit the network. A fax concentrator contains the specialized cards that transform a fax from its analog to digital format. A single fax concentrator accepts 5,000 minutes of traffic per day, interfaces with up to 24 telephone lines and costs approximately $25,000. Fax concentrators were designed to be added to the network in a modular fashion to accommodate increasing traffic. A traffic administrator, again a PC-based instrument, controls the flow of traffic across the network. The file server receives the customer fax in digital format from the fax concentrator; it stores a copy of the fax until it is delivered, thereby insuring that a customer document is never lost. Each node also includes a router, which is also available off-the-shelf from a number of vendors. Routers provide the connectivity between network nodes; they transform data files into packets and route them to the proper destination node. The above machines are replicated as required to provide redundancy for reliability. A node also contains other ancillary equipment related to reliability, maintenance and security.

     Nodes have been designed to be extremely flexible so that the Company can efficiently add or otherwise adjust capacity or configuration in response to growing or changing traffic patterns. Nodes can be either one-way (for destination use only) or two-way (send and receive). A one-way node would typically be installed in a country to which a significant amount of traffic flowed. However, without a sales presence in that country, the Company would not originate fax traffic from that location. Such a node would also be less expensive because of reduced equipment needs. The equipment cost of a basic two-way and one-way node is approximately $150,000 and $75,000, respectively. One-way nodes are connected to the network by two-way leased long-distance lines or satellite links and do not, therefore, offer the same opportunity for the higher gross margins obtainable where traffic flows in both directions. One-way nodes are installed in locations where the traffic volume is sufficient to result in a lower cost of delivery than that available using third party "direct dial international" service. However, given sufficient traffic, routes serviced by one-way nodes are more efficient than routes that are completely "off-net" (requiring delivery to the local PSTN by means of a third party long distance carrier).

     The modular format of the Company's nodes allows them to be easily converted from one-way to two-way and further to be easily and inexpensively expanded to increase capacity in tandem with increases in customer demand. In addition, the simple and inexpensive nature of the node design means that the Company can quickly deploy new nodes in response to demand in new locations. Finally, nodes are compact and can be easily and inexpensively moved to new locations should the Company encounter lower than expected traffic or other difficulties in a given market. The Company believes that the flexible nature of its nodes will allow it to efficiently build-out its network in increments and at a pace that is related to consumer demand.

     The Company has standardized its node equipment and specifications and limited the number of its suppliers to achieve cost efficiencies. Substantially all of the Company's node components are readily available from large, well-known suppliers. The Company continually evaluates new developments in electronic document distribution technology in connection with the design and enhancement of its system and development of services to be offered to its customers.

     The Company has made arrangements with standard telecommunication service providers or similar agencies to house its network nodes. The housing is typically located in a secure facility containing environmental and fire control equipment with battery back-up power supplies to contend with power failures. Where appropriate, earthquake resistant structures have been utilized. The Company has also designed its nodes to be extremely reliable, obviating the need for on-site Company personnel. Routine maintenance is centrally performed from the Company's offices in Lowell; on-site maintenance is purchased as required from the housing vendor.

     The Company's nodes are interconnected by a variety of dedicated third-party transmission systems including satellite links, leased fiber optic cables and frame relay circuits. The Company believes that these third-party systems provide secure, high quality connections and reliable throughput.

     At December 31, 1997, the Company operated 33 nodes in 18 countries. Of these, 24 are two-way nodes and 9 are one-way nodes.


TELECOMMUNICATION SERVICE PROVIDERS

     The Company's network requires two basic types of telecommunication services: dedicated connectivity between nodes and switched services that allow customer traffic to enter and exit the network.

     The Company utilizes a variety of vendors and technology to provide connectivity between and among its network nodes. Vendors are chosen based upon reliability of service and price. For international connectivity, the Company principally relies upon frame relay technology provided by AT&T under its World Partners program. Frame relay service is typically less expensive than conventional dedicated circuits while offering greater reliability because of the built-in redundancy of these networks. Further, frame relay circuits can be provisioned with forward and return paths having differing capacities (hence lower costs), an important consideration when large imbalances in traffic exist between two countries.

     The Company also utilizes satellite service among its nodes in Marlboro, Massachusetts and several cities in Western Europe pursuant to an agreement with Orion Atlantic, L.P. ("Orion"). Satellite service is advantageous to the Company because it eliminates the need to provide costly land line connectivity between and among the many important business centers in Europe. The Company believes that its arrangement with Orion will allow it to efficiently and rapidly expand its coverage of Western Europe. This broadcast feature may allow the Company to economically add new fax routes that might not be justifiable using standard land lines. The contract with Orion is unlike that available with conventional telecommunication circuit providers in that the cost is variable and based upon the total traffic transmitted. This arrangement further decreases the risk in installing network nodes in new locations in Western Europe. However, Orion charges the Company a minimum monthly fee for each satellite dish utilized by the Company (13 at March 18, 1998), and presently such monthly minimum charge exceeds the charges that would be payable with respect to the actual transmissions made by the Company using such satellite services.

     Within any individual country, the Company attempts to contract with the most reliable and least expensive carrier to provide switched service from the node to the PSTN. Although UNIFI accepts fax traffic for delivery to any country in the world, the Company currently maintains a presence in only 18 countries. Traffic destined for delivery outside of the 18 countries (including Singapore) where the Company has nodes must currently be completed by costly, conventional long-distance carriers (so-called off-net traffic). The Company has made arrangements with a number of international switched service providers including AT&T, WorldCom and Teleglobe in the United States and Hong Kong Telecom to carry off-net traffic. The Company's carrier relations manager chooses the carrier based upon the lowest cost to the required destination.

     As telecommunications transmission rates offered by carriers throughout the world continue to decline in the wake of global deregulation of telecom services, the Company plans increasingly to employ dynamic least-cost routing strategies in the management of transmissions sent over the Intelligent Delivery Network. The Company believes that such strategies will allow it to control network operating costs by routing each transmission over the lowest cost vendor. The Company's ability to effectively use least-cost routing will depend to a significant degree on the Company's ability to identify least-cost carriers and to establish and maintain service agreements with such carriers, as well as on the avialable capacity of the Company's network equipment connected to each carrier.

SERVICES

     The Company currently offers three types of fax service that utilize the Intelligent Delivery Network: (i) FI-Direct, an international enhanced point-to-point (i.e., fax machine-to-fax machine) facsimile transmission and delivery service, (ii) FI-Broadcast, an enhanced single-point origin to multi-point destination facsimile transmission and delivery service, and (iii) Public Network Interface, a service by which other telecommunications service providers with existing customer bases may connect their transmission facilities to the Intelligent Delivery Network for the purpose of receiving the Company's enhanced facsimile services with respect to their customers' transmissions. In addition, in certain markets the Company offers domestic enhanced and non-enhanced point-
to-point fax services using the IDN or on a resale basis.   The Company also
provides certain non-fax services, including resale of switched voice telecommunications on a wholesale basis and resale of retail voice transmission capacity. Additionally, the Company is presently developing a desktop computer-based fax service, which will allow customers to access the Intelligent Delivery Network and receive the Company's value-added fax services directly from their desktop computers. The Company believes that its desktop computer-based fax service and its enhanced broadcast fax service will represent significantly increasing portions of its total revenues commencing in 1999. During 1998, the Company expects revenues from its FI-Direct service to continue to represent the largest percentage of its total revenues, with an increasing percentage represented by voice resale services.

     Fax Services
     ------------

     FI-Direct.  This is the Company's original enhanced international point-to-
     ---------
point facsimile transmission and delivery service. Customers access the Intelligent Delivery Network by means of the FaxLink autodialer attached to a facsimile machine. Revenue from the sale of FI-Direct accounted for the Company's growth from $475,000 in total consolidated revenue for the year ended December 31, 1992 to $25.2 million in total consolidated revenue for the year ended December 31, 1996, and represented 89.9% of the Company's total consolidated revenue of $43.8 million in 1997. The Company's rapid revenue growth during 1992 through 1996 has earned the Company the distinction of being recognized (i) as the 10th (out of 500) fastest growing technology company in New England in the 1997 New England Fast 50 awards program sponsored by Deloitte & Touche LLP and Hale and Dorr LLP; (ii) as the 20th (out of 500) fastest growing privately-held US company by Inc. Magazine in their 1997 Inc. 500 report; and (iii) the 47th (out of 500) fastest growing US private or public technology company by Deloitte & Touche LLP in their 1997 Fast 500 report. However, the Company has determined that the costs of providing FI-Direct service will not permit the Company to earn sufficient gross margins to achieve future profitability. Consequently, the Company intends to significantly reduce its efforts in marketing, selling and supporting FI-Direct to new customers commencing in 1998, in favor of such efforts with respect to other services of the Company. The Company therefore expects FI-Direct revenues to remain at 1997 levels or to decline in absolute terms during 1998 and thereafter, although the Company expects revenues from FI-Direct in 1998 will continue to represent the largest percentage of the Company's total revenues.

     FI-Broadcast.  The Company's broadcast fax service allows customers to send
     ------------
a single fax to many destinations, both domestic and international. Customers may initiate broadcast faxes over the Intelligent Delivery Network from their fax machines or desktop computers. Alternatively, customers may take advantage of the UNIFI Full Service Broadcast Bureau, by which the Company manages all aspects of the customer's broadcast faxing, including list entry, list maintenance and fax transmission and delivery. The Company earned its first commercial revenues from FI-Broadcast in the third quarter of 1997. The Company's current commercial version of FI-Broadcast contains limited features and functionality and does not have the delivery tracking and status features of FI-Direct. The Company believes that such limitations will limit the market acceptance of, and revenues from, such version. The Company is presently developing an enhanced version of FI-Broadcast that will contain additional features and functionality, including delivery tracking and status. However, such enhanced version is not expected to be completed and released until after the Company completes development and release of its desktop computer-based fax service, and there can be no assurance that such enhanced version will be completely developed or released at all, or that the Company's planned enhancements will result in greater market acceptance of, or revenues from, such version over the present version.

     Domestic Fax-to-Fax Services.    As a complement to its core international
     ----------------------------
enhanced fax service, the Company in 1997 began offering domestic fax service in the United States, the United Kingdom, and Australia. The Company provides these domestic fax services on a resale basis using facilities leased from third party carriers. The volume of fax traffic the Company is able to deliver over such carriers' facilities enables the Company to obtain significant discounts on the charges associated with such transmissions, and to pass these discounts on to customers. The Company does not expect to earn significant gross margins from its domestic fax services, but believes that such services will significantly expand the number of businesses to which the Intelligent Delivery Network will appeal.

     Public Network Interface.  In order to increase traffic flows through the
     ------------------------
Intelligent Delivery Network and thereby lower the Company's unit service costs, the Company during 1997 developed access protocols to the Intelligent Delivery Network that enable certain third-party facsimile service providers, including affiliates of PSTN carriers, to connect their facilities to the IDN for the purpose of providing their customers with the efficiency and reliability of the Company's international facsimile transmission and delivery services. The Company is able to offer competitive rates to such connecting parties as a result of the large volume of traffic they deliver to the Intelligent Delivery Network, and the resulting increase in the Company's overall volume of network traffic permits the Company to take advantage of volume-based discounts offered by certain of the Company's third-party telecommunications service providers.
At December 31, 1997, the Company had 2 PNI customers in Taiwan. Because the PNI service provided by the Company involves significant capital expenditures for each customer, during 1998 the Company intends to seek additional PNI customers only in select markets and only after concluding that the revenues from each new customer will return the Company's capital investment and result in a positive cash flow for the Company within a relatively short period of time. Consequently, there can be no assurance that revenues from PNI services will not decline in 1998 both in absolute terms and as a percentage of the Company's total revenues.

     Desktop Computer-Based Fax Service.  The Company is developing a desktop
     ----------------------------------
computer-based fax service ("Desktop Service") that will allow customers to connect their local area network ("LAN") based e-mail application software directly to the Intelligent Delivery Network. Using this service, customers will be able to originate fax documents directly from their desktop computers without having to print the documents on paper for faxing through a stand-alone fax machine and without having to purchase and maintain an expensive third party fax server system. Delivery tracking and status reports will be available to the individual user by means of an Internet-based connection to the Company's network.

     Access Through Fax Server.  The Company began development of its Desktop
     -------------------------
Service to permit access to the Intelligent Delivery Network through a customer's LAN fax server. Fax servers consist of computer hardware and software that render electronically stored documents into facsimile formats and route the faxes over the PSTN for delivery to a stand-alone fax machine. During the second half of 1996 and the first half of 1997, the Company entered into agreements or letters of intent with a number of fax server providers to develop interfaces between the Intelligent Delivery Network and such providers' fax server systems. However, in the course of its development of the fax server integrated Desktop Service, the Company determined that the potential for market success of this service would be greatly increased if it were independent of particular fax server systems and did not require a customer to purchase a fax server system at all. Consequently, commencing in the second half of 1997, the Company has focused its Desktop Service development efforts on a version of the service that does not depend upon the customer having or purchasing a separate fax server system. The Company will still have the ability to provide access to the Intelligent Delivery Network through a customer's fax server system via custom-developed interfaces, for customers who desire to continue using their extant fax servers, but the Company believes that the version of its Desktop Service that does not require a customer-owned fax server system will account for the largest percentage of future revenues from such service.

     Access through E-mail.    The Company's Desktop Service currently under
     ---------------------
development will permit a customer to originate a fax transmission over the Intelligent Delivery Network from the customer's existing electronic mail ("e-mail") application. The Company believes that most companies using a LAN infrastructure utilize e-mail applications, but that many companies have not purchased separate fax server systems or use fax server systems purchased many years ago that have become obsolete. For large companies, the purchase of a new fax server system or the upgrading of an older system, and the integration of the fax server system with the other LAN software and hardware elements, and the associated user training and recurrent maintenance requirements, all represent a significant investment decision. Fax servers also require the maintenance by the individual user of a separate address database for fax recipients. Moreover, the Company believes that many fax server systems experience increasing reliability problems as more individual users within an organization are connected to the system. The Company's Desktop Service will eliminate the necessity of a customer-owned fax server system and allow users of most common e-mail applications (such as Lotus' cc:mail and Microsoft's MS Mail) to originate fax document transmissions over the Intelligent Delivery Network directly from their e-mail applications. The Company's service will use a modified version of Control Data Systems, Inc.'s Mail*Hub software that will reside on the Company's network nodes and translate disparate messaging protocols employed by different e-mail applications into a common protocol for management by the Intelligent Delivery Network. The Company's Desktop Service will allow users of most common e-mail applications to communicate with the Intelligent Delivery Network without requiring the customer to purchase and install any additional software or customize its existing software. Fax documents originated by a user of the Desktop Service will be rendered into facsimile format at the receiving Intelligent Delivery Network node by means of fax server software installed in the Company's network. The user will be able to obtain real-time tracking and status reports of his or her fax by means of an Internet-based connection to the Company's network. Users will not require training in use of a separate fax server software application, and companies will not have to invest in the purchase and maintenance of enterprise-wide fax server systems. The Company believes that the ease of use and customer cost savings associated with its Desktop Service will be very attractive to large organizations, and will enable the Company to price such service at a premium over prevailing basic telecommunications rates. However, the Company does not expect to commercially release a version of its Desktop Service until September 1998, and there can be no assurance that the Company will be able to successfully complete development of the Desktop Service and commercially release it by such date or at all. In addition, despite the Company's beliefs as to the likely market demand and pricing structure of the Desktop Service, there can be no assurance that such market demand will materialize or that the Company will earn sufficient revenues and/or gross margins from provision of such service to enable the Company to become profitable and generate sufficient cash flow from operations to repay its debt obligations, including the Senior Notes.


OTHER SERVICES

     Voice Resale Services.  The Company has executed an agreement with a third
     ---------------------
party resale carrier to act as a private intermediate carrier of such third party's international voice telecommunications transmissions. The Company receives such third party's transmissions at the Company's network facilities in the United States and delivers the transmissions to destinations outside of the United States using the Company's network either to the PSTN, in countries where the Company is licensed to connect directly to the local PSTN, or to other carriers who are so licensed. The Company intends in 1998 to offer public resale carriage of wholesale voice telecommunications transmissions upon obtaining the licenses and government approvals required in the United States and in other jurisdictions where the Company desires to offer such service. The Company believes that it can earn a positive gross margin from the revenues from such services based on the volume discounts it will receive from the underlying facilities providers. However, there can be no assurance that the Company will be able to obtain the required licenses and government approvals, either in the United States or elsewhere, on a timely basis or at all. See "Risk Factors-- Regulation." Moreover, the resale telecommunications market is highly competitive. There can be no assurance that the Company will obtain enough customers for its planned resale service and/or sufficient transmission minutes from such customers to recover its third party facilities leasing costs or to earn a positive cash flow from the revenues associated with such service. The Company has been in negotiations with SingTel, an affiliate of a principal stockholder of the Company, for an arrangement by which SingTel would agree to supply significant voice telecommunications transmission minutes to the Company for resale by the Company. However, owing to the recent changes in the Company's relationship with SingTel, there can be no assurance that the Company will successfully conclude such an arrangement during 1998 or at all. See "Certain Relationships and Related Transactions--Resignation of SingTel Representative Directors and Sale of Series G Preferred Shares to Douglas J. Ranalli."

GROWTH AND PROFITABILITY STRATEGY

     CAUTIONARY STATEMENTS WITH RESPECT TO FORWARD LOOKING STATEMENTS.  THIS
     ----------------------------------------------------------------
DISCUSSION OF THE COMPANY'S GROWTH AND PROFITABILITY STRATEGY CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS
AMENDED.   ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND
EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S FORWARD LOOKING STATEMENTS INCLUDE: (I) THE FAILURE OR INABILITY OF THE COMPANY TO OBTAIN SIGNIFICANT ADDITIONAL DEBT OR EQUITY FINANCING PRIOR TO AUGUST 1998, OR SOONER IF THE COMPANY'S CURRENT PROJECTIONS OF OPERATING EXPENSES AND CASH FLOWS FROM OPERATIONS ARE INACCURATE IN ANY MATERIAL RESPECT;
(II) THE FAILURE OR INABILITY OF THE COMPANY TO COMPLETE DEVELOPMENT AND COMMERCIAL RELEASE DURING 1998 OR THEREAFTER OF ITS DESKTOP COMPUTER-BASED FAX SERVICE; (III) THE LACK OF SUFFICIENT MARKET DEMAND FOR THE COMPANY'S DESKTOP COMPUTER-BASED FAX SERVICES; (IV) THE FAILURE OR INABILITY OF THE COMPANY TO CHARGE A SUFFICIENT PRICE FOR ITS DESKTOP COMPUTER-BASED FAX SERVICES TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS; (V) THE INABILITY OF THE COMPANY TO COMPLETE ENHANCEMENTS TO ITS BROADCAST FAX SERVICE OR THE FAILURE OF SUCH ENHANCED BROADCAST SERVICE TO GAIN SUFFICIENT MARKET ACCEPTANCE; (VI) THE FAILURE OR INABILITY OF THE COMPANY TO OBTAIN IN A TIMELY FASHION OR AT ALL THE LICENSES AND GOVERNMENT APPROVALS REQUIRED FOR THE COMPANY TO RESELL VOICE TELECOMMUNICATIONS TRANSMISSIONS ON A PUBLIC BASIS; AND (VII) THE FAILURE OR INABILITY OF THE COMPANY'S PROPOSED VOICE RESALE SERVICES TO GAIN MARKET ACCEPTANCE.


     UNIFI's goals are to increase both its total revenues and its gross margins associated with revenues. UNIFI's expects to increase total revenues by completing development and commercial release of its Desktop Service and an enhanced version of its broadcast fax service, by maintaining to the extent practicable its current revenues from its core FI-Direct service, and by reselling voice telecommunications on a wholesale basis. UNIFI's strategy for increasing gross margins is twofold: (i) to concentrate its resources on the development, enhancement, marketing, sale and support of services, such as Desktop Services and broadcast fax services, which the Company expects will return higher gross margins than returned by its core FI-Direct service, and
(ii) to reduce operating costs associated with all of the Company's revenues through employment of effective least-cost routing in the transmission and delivery of faxes, slowing of personnel growth, and by incremental expansion of the Intelligent Delivery Network into countries where the Company determines a point of presence will reduce its transmission and delivery costs.

     UNIFI's revenue growth to date has been based almost entirely on its FI-Direct service, which involves international point-to-point traffic originating solely from stand-alone fax machines. When the Company commenced offering FI-Direct in 1992, worldwide basic telecommunications rates were relatively high, and the Company found that through the efficiency of its network and the value-added features of FI-Direct service, the Company could keep its FI-Direct rates at or below prevailing basic carrier rates. The Company believed that so long as its rates were at or below then-prevailing basic carrier rates, the Company could expand the scope of its operations and continue to add customers and traffic volume in each year at a declining marginal cost until the gross margins from the Company's total revenues generated sufficient cash flow to cover all of the Company's operating expenses. However, owing primarily to the unforeseen rapid decline in worldwide telecommunications rates resulting from recent deregulatory initiatives in many countries, the Company has been required to successively lower its FI-Direct charges to customers. As a consequence, despite increasing total revenues and transmission volume from FI-Direct in each year of operations, the costs to the Company of providing FI-Direct have remained high relative to such revenues, and the Company has been unable to realize sufficient gross margins to enable the Company to achieve profitability from this service.

     Desktop and Broadcast Services.    Therefore, the Company intends during
     -------------------------------
1998 and thereafter to refocus its business operations on the development and provision of services that the Company believes will result in higher revenue to cost ratios and that have a greater potential for future revenue growth than FI-Direct service. The Company believes that its desktop computer-based fax service will appeal to many large multinational and domestic business organizations who desire to substitute desktop computer-based faxing for traditional faxing from stand-alone machines, in order to increase productivity, without being required to invest in expensive third party fax server systems. The Company expects that it will be able to charge a premium for this service over basic carrier transmission rates due to the high value-added content of such desktop service. In addition, the Company believes that it will be able to utilize third party sales channels to market and sell such service, thereby reducing the need for additional sales personnel and the associated expenses of such personnel. Also, the Company believes that its proposed enhancements to its existing broadcast fax service will expand the market appeal of such service and will result in greater revenues from such service. Both the desktop computer-based fax service and the enhanced broadcast service are expected to utilize a significant portion of the Company's existing network infrastructure.

     Expectations for 1998 and 1999.    Because the desktop computer-based fax
     ------------------------------
service is not expected to be completed and commercially introduced until September 1998, and the proposed enhancements to the Company's broadcast fax service will not be completed and released until after completion and release of the desktop service, the Company does not anticipate material revenues from such services in 1998. During 1998, the Company intends to maintain its existing FI-Direct revenues to the extent practicable, without incurring significant additional expenses required in order to increase such revenues or to replace customers lost to churn, and to augment such revenues from voice resale service, PNI service and its existing broadcast fax service. However, the Company believes that revenues from these services during 1998 will not materially increase relative to total 1997 revenues and may even decline. The Company expects to earn significant revenues from its desktop service and enhanced broadcast fax service commencing in 1999. During 1998, therefore, the Company expects to continue to record net operating losses and net cash outflows from the provision of FI-Direct, and the gross margins expected from FI-Direct and from its voice resale services, its PNI service and its existing broadcast fax service are not expected to result in positive EBITDA on a consolidated basis in 1998.

     There can be no assurance that the Company's expectations for 1998 and 1999 will result. The Company will require significant additional financing prior to August 1998 (based on current projections) in order to continue operations beyond such date and complete development of its desktop service and its enhanced broadcast fax service. The Company's FI-Direct revenues in 1998 could decline more rapidly than the Company expects, or the Company could be unable to obtain the required licenses and government approvals for voice resale service, or the market demand for the Company's voice resale service, PNI service and/or existing broadcast fax service could be lower than currently projected. If the completion and commercial release of the desktop fax service is materially delayed beyond September 1998, then the revenue and earnings growth from such service during 1999 could be materially less than currently projected. In such event, the Company's projected financial condition and results of operation for 1999 would be materially adversely affected.



MARKETING AND CUSTOMER SERVICE

     UNIFI has marketed, sold and supported its core FI-Direct service primarily through its own sales and marketing and customer service forces. As the Company expanded the scope of its operations in 1996 and 1997 and opened new offices in European and Asian markets, the Company added significant numbers of sales and customer service personnel, from a total of 151 at December 31, 1995 to 367 at December 31, 1996 to 321 at December 31, 1997. The Company's direct sales force of Account Executives, each with primary marketing responsibility for a defined geographical territory, historically focused their FI-Direct sales efforts on making in-person and telephone sales calls to medium and large business that transmit at least 15 pages of international facsimiles per day. Upon commencement of service by a new customer, the customer becomes the responsibility of a single Account Manager, who provides customer support services such as helping the customer install the FaxLink and training customer personnel in the use of FI-Direct.

     As the Company grew rapidly in recent years, the number of Account Executives and Account Managers grew rapidly as well to support the Company's customer growth. The growth in the Company's sales and customer support personnel contributed to the unfavorable cost structure of FI-Direct.
Commencing in 1998, as the Company begins to refocus its business operations away from the sale of FI-Direct service in favor of its desktop computer-based service and its broadcast fax service, the Company intends to employ third party sales channels to a greater degree than before. Such third party sales channels will enable the Company to reach a greater number of potential customers for its new services in a shorter period of time than if the Company relied on direct selling methods, and will reduce the need for the Company to increase its expenses associated with increasing numbers of direct sales personnel. The Company will continue to rely on its direct sales force for a significant portion of sales of its new services. However, the Company believes that the sales and marketing methods and techniques that proved highly successful with FI-Direct will be less relevant to sales and marketing of its desktop computer-based fax service and its broadcast fax service. Consequently, the Company in the first quarter of 1998 has commenced a process of identifying those of its sales personnel who demonstrate the ability and willingness to develop the sales and marketing skills the Company believes will be required to successfully market such new services, and to train such personnel in such new skills.


COMPETITION

     The global market for facsimile transmission services, broadly defined, is highly competitive and the Company has recently observed increasing competitive price pressures. This market is served primarily by large telecommunications companies including AT&T, Sprint and MCI in the United States and government run PTTs in much of the rest of the world. These competitors have financial, marketing, technological and other resources far in excess of the Company's and their historic market positions give them an incumbency advantage. These companies offer basic and, in some cases, enhanced fax communications services over networks that for the most part have been specifically designed to carry voice signals and are based on "circuit switched" technology. The global market for facsimile services is also served by a group of low cost long-distance companies, such as Frontier, Worldcom and Cable & Wireless. Most of these firms also have financial resources far in excess of those of the Company. The Company believes that these firms compete almost exclusively on price. These companies also operate networks that have been specifically designed to carry voice signals and are based on "circuit switched" technology.

     The market is also served by more specialized facsimile service providers that offer basic store-and-forward services such as, FaxSav Inc. These firms operate store-and-forward networks that are specifically designed for facsimile traffic. The Company also competes with Xpedite Systems, Inc. which currently operates a broadcast fax service and is adding a point-to-point fax service. Some of these firms have financial resources in excess of those of the Company. While, as mentioned above, a limited number of other firms operate store-and-forward systems, none currently offer the same monitoring and follow-up services that ensure that customers' facsimiles overcome typical delivery obstacles. The Company believes that without such services, the store-and-forward format offers no advantage, other than fax document delivery cost, over traditional facsimile transmission over voice networks.

     While the Company believes that it enjoys certain competitive advantages in its markets, many of the Company's competitors have substantially greater financial resources than the Company and there can be no assurance that the Company will be able to compete effectively in a rapidly changing industrial and technological environment. The Company is also dependent on certain telecommunications infrastructure owned and operated by these competitors. See "Risk Factors--Dependence on Third-Party Carriers." In addition, the Company cannot predict whether AT&T, MCI, Sprint or any other competitor will expand their fax service businesses, cut prices, target the Company's customer base or otherwise respond competitively to the Company's actual and planned businesses. Mergers and acquisitions in the telecommunications industry may alter the competitive environment in a manner that is adverse to the Company's interests. Lastly, the Company has little proprietary technology, no exclusive contracts or any other source of market controls. Consequently, there can be no assurance that the Company's services will not be duplicated by existing or potential competitors. See "Risk Factors-Competition."



RECENT DEVELOPMENTS -- CHINA

     As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, the Company was informed in August 1997 that the international private line telecommunications circuit connecting its network facilities in Guangzhou, China to its network facilities in Hong Kong had been terminated by action of the Guangzhou PTT based on the conclusion by such authority that the

Company's China business partner--Datanet--was operating beyond the scope of its VAN license. Datanet was responsible under agreements with the Company for the procurement and maintenance of such circuit. During the fourth quarter of 1997, the Company established alternate delivery connections for delivery of international faxes carried by the Company's network into China. During the first quarter of 1998, the Company was informed that Chinese authorities had revoked Datanet's VAN license. The principal effect of such action on the Company is that its operating and license agreements with Datanet, by which Datanet operated the Company's business in China in exchange for certain revenue-based payments to the Company, terminated, and the Company presently does not conduct business operations in China. The Company still maintains a Chinese subsidiary, but is prevented under Chinese law from obtaining the licenses required to operate a value-added telecommunications network business in China. Until the Company identifies a suitable new business partner in China with the proper licenses, or until the Chinese government amends its current regulations to permit the Company's Chinese subsidiary to operate a value-added telecommunications network business, the Company's services cannot be marketed or provided to customers in China. Consequently, the Company does not expect to receive any revenue from operations in China during 1998.


RISK FACTORS

     In addition to the matters set forth in the foregoing discussion of the Company's business, the operations and financial performance of the Company are substantially affected by the risks described below.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD LOOKING STATEMENTS

          THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S FORWARD LOOKING STATEMENTS ARE SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K. FURTHERMORE, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE THE FORWARD LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS (EXCEPT WHEN AND AS REQUIRED BY APPLICABLE
LAW). PROSPECTIVE PURCHASERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD LOOKING STATEMENTS INCLUDED HEREIN. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS SET FORTH BELOW.

ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN; AUDIT OPINION CONTAINING EXPLANATORY PARAGRAPH

          The Company's Consolidated Financial Statements included herein, and upon which the Company's independent public accountants have expressed their opinion, have been prepared assuming that the Company will continue as a going concern. The Company's financial condition raises substantial doubt about its ability to continue as a going concern. This substantial doubt has been disclosed in the auditor's report on the Company's Consolidated Financial Statements included herein. The descriptions of the business, financial condition and results of operations of the Company set forth herein and the Company's Consolidated Financial Statements included herein, however, have been prepared on a going concern basis. They do not include any adjustments that might result from the outcome of the uncertainties relating to the Company's ability to continue as a going concern, including, without limitation, adjustments to the carrying value of assets and liabilities or the amount and classification of liabilities that would be necessary if the Company were not considered to be a going concern. Any such adjustments would have a material adverse effect on the Company's reported financial condition and results of operations. See the Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the presentation of such Consolidated Financial Statements.

NEED FOR ADDITIONAL FINANCING

          The Company will be required to obtain substantial additional debt and/or equity financing (which may include secured equipment financing) (the "Additional Financing") prior to August 1998 in order to continue operations beyond such date and to continue development of new services. The failure or inability of the Company to obtain Additional Financing by the required date could result in the insolvency of the Company or require the Company to materially reduce and restructure its present operations and development efforts in order to avoid insolvency. However, there can be no assurance that Additional Financing will be available to the Company on favorable terms or at all or that the Company, even if it obtains Additional Financing, will generate positive net cash flow from operations on a timely basis and in an amount that will be sufficient to meet its liquidity needs or at all. In addition, the Company is restricted by the terms of the Senior Note Indenture as to the types and amounts of additional indebtedness the Company may incur.

          If the Company obtains Additional Financing, the Company expects to continue to make significant expenditures for the foreseeable future to fund service research and development activities, continued expansion and enhancement of the Intelligent Delivery Network and other operations. The Company has not presently determined the amount of Additional Financing required in order to sustain operations until the Company begins to earn positive cash flow from operations. There can be no assurance that any Additional Financing the Company is able to obtain in 1998 will be sufficient to fund the Company's operating and capital needs until such time as the Company begins to earn sufficient positive cash flow. If the Company's plans or assumptions change, if its assumptions prove to be inaccurate, if the Company experiences unanticipated costs or competitive pressures or if its capital resources otherwise prove to be insufficient, the Company may be required to seek further financing.

          There can be no assurance that the Company's current projection of cash flow from operations (which will depend upon numerous future factors and conditions, many of which are outside of the Company's control) will be accurate. Projections are merely estimates of future events and actual events should be expected to vary from current estimates, possibly materially. Furthermore, there can be no assurance that any Additional Financing will be available to the Company. In addition, if customer demand exceeds current expectations and if such demand can be accommodated without adversely affecting the quality of the Company's service, the Company is likely to attempt to accelerate its expansion. If the Company elects to accelerate expansion or enhancement of the Intelligent Delivery Network or the development of new services, its funding needs will increase, possibly to a significant degree, and there can be no assurance that such funding will be available on favorable terms, or at all, or that all or a significant portion of such funding will not be in the form of additional indebtedness. See "-Substantial Leverage; Ability to Service Indebtedness" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


HISTORICAL AND ANTICIPATED OPERATING LOSSES; NEGATIVE CASH FLOW FROM OPERATIONS; ACCUMULATED DEFICIT

          Since inception, the Company has been primarily engaged in start-up activities and the build-out of its network, both of which require substantial expenditures. Consequently, UNIFI has reported operating losses before interest of approximately $17.4 million, $47.5 million and $57.9 million for the years ended December 31, 1995, 1996 and 1997, respectively, and net cash outflow before financing of approximately $20.4 million, $43.2 million, $111.6 million, respectively, for such years. As of December 31, 1997, the Company's accumulated deficit was $161.2 million. Further development of the Company's business and the expansion of its network will require significant additional expenditures and the Company expects that it will have significant operating losses and will record significant net cash outflows before financing in the near term. See "-Substantial Leverage; Ability to Service Indebtedness," "-Need for Additional Financing" and "Management's Discussion and Analysis of Results of Operations and Financial Condition and Results of Operation-Liquidity and Capital Resources."


SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

          The Company is highly leveraged. At December 31, 1997, the Company had approximately $218 million in aggregate principal face value amount of indebtedness outstanding. In addition, the Company has recorded a substantial deficiency of earnings to fixed charges in all fiscal years since inception. The Senior Notes Indenture permits the Company and its subsidiaries to incur additional indebtedness to fund the expansion of the Company's network limited and for other permitted purposes and to secure such indebtedness with liens on the assets of the

Company and its subsidiaries. The Company will be required to obtain substantial additional debt or equity financing prior to August 1998 to complete development of new services, continue expansion of the Intelligent Delivery Network, to fund operating losses until the Company begins to earn positive net cash flow and to fund the Company's other liquidity needs. Holders of secured indebtedness will have priority in right of payment to the extent of the value of the assets securing such indebtedness. The ability of the Company and its subsidiaries to make scheduled payments with respect to such indebtedness will depend upon, among other things, the Company's ability to complete the necessary financing, to complete development of new services, the market acceptance and customer demand for the Company's services and the future operating performance of the Company. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. If the Company does not generate sufficient increases in cash flow from operations to make the interest payment on the Senior Notes on September 1, 1999, or on each March 1 and September 1 thereafter, or to repay its indebtedness (including the Senior Notes) at maturity, it could attempt to refinance such indebtedness; however, no assurance can be given that such a refinancing would be available on terms acceptable to the Company, or at all. Any failure by the Company to satisfy its obligations with respect to its indebtedness at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the Senior Notes Indenture and could cause a default under agreements governing other indebtedness of the Company. See "-Need for Additional Financing," "-Historical and Anticipated Operating Losses; Negative Cash Flow from Operations; Accumulated Deficit" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

          The degree to which the Company is leveraged could have important consequences for holders of Common Stock and the Senior Notes, including (i) making it more difficult for the Company to satisfy its obligations with respect to its indebtedness, (ii) increasing the Company's vulnerability to general adverse economic and industry conditions, (iii) limiting the Company's ability to obtain additional financing, to continue expansion of the Intelligent Delivery Network, fund future working capital, capital expenditures and other general corporate purpose requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes, (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry, and (vi) placing the Company at a competitive disadvantage vis-a-vis less-leveraged competitors. In addition, the Company's operating and financial flexibility is limited by covenants contained in agreements governing the indebtedness of the Company, including the Senior Notes Indenture. Among other things, these covenants limit or may limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions to its stockholders or make certain other restricted payments, create certain liens upon assets, apply the proceeds from the dispositions of certain assets or enter into certain transactions with affiliates. Certain of the Company's borrowings, including the Senior Notes, are subject to cross-default provisions whereby a default under one such borrowing (whether by the Company or a subsidiary of the Company) would constitute a default under others. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities which may be in the interests of the Company.


DEVELOPMENT STAGE COMPANY; SHORT OPERATING HISTORY

          The Company began operations by sending fax document transmissions from the United States to Japan in April 1992 and is still developing.
Moreover, the Company only began originating fax document transmissions from Japan in February 1995 and from its other markets during the first seven of months of 1996. Accordingly, the Company has a short operating history upon which an evaluation of the Company's prospects in each of its markets can be made. Since inception, the Company has been engaged primarily in the provision of enhanced fax services, the recruitment of key management and technical personnel and raising capital to fund its operations and the development of the Intelligent Delivery Network and its existing and planned electronic messaging services. The Company's viability, profitability and growth depend upon successful expansion of its network and implementation of its growth plan. There can be no assurance that any of the Company's growth plans will be successful. The prospects for the Company's success must be considered in light of the risks, expenses and difficulties often encountered in the establishment of a new business in a continually evolving industry subject to rapid technological and price changes, and characterized by an increasing number of market competitors. The risks, expenses and difficulties often encountered in shifting from the research and development of prototype products to the commercialization of new products based on innovative technology must also be considered. See "Business."


DEPENDENCE ON NETWORK INFRASTRUCTURE

          The Company's future success will depend to a significant degree upon the capacity, reliability and security of its network infrastructure, and in particular upon the ability of the Company to continue deploying network nodes in different countries throughout the world where the Company determines that such deployments will result in lower operating costs. A network node is a group of specially configured micro-computers and assorted telecommunications equipment that allows the Company's systems to interface with telecommunications systems operated by other companies, similar to what is commonly referred to in the telecommunications industry as a "point of presence." The Company must continue to expand and adapt its existing network infrastructure as the number of customers and the volume of traffic they wish to transmit increase. The Company must install additional network nodes in countries to which the Company's customers direct significant portions of their transmissions in order to improve operating results by reducing the use of expensive third-party telecommunications carriers. The expansion and adaptation of the Company's existing network infrastructure, and the addition of new nodes in different countries, will require substantial financial, operational and management resources. In addition, such activities are and will remain subject to favorable political, economic and regulatory circumstances in host countries. There can be no assurance that the Company will be able to expand, adapt or add to its network infrastructure to meet additional demand on a timely basis, or at a commercially reasonable cost, or at all. See "Business-The Intelligent Delivery Network."


RISKS ASSOCIATED WITH ANTICIPATED GROWTH

          The Company has experienced rapid growth. As the Company's business develops and expands, the Company will need to implement enhanced operational and financial systems and will require additional employees and management, operational and financial resources. Specifically, the Company's customer service personnel currently require a high level of support from information technology staff and the Company anticipates that it will need to continue to provide training to customer service personnel involved in connecting new customers, in expanding the intelligent delivery network and in providing new services. There can be no assurance that the Company will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the employees and management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry. Failure to implement such systems successfully, hire and integrate such employees or use such resources effectively could have a material adverse effect on the Company.


UNCERTAINTY OF MARKET ACCEPTANCE; POTENTIAL LACK OF CUSTOMER DEMAND; POTENTIAL INADEQUATE GROSS MARGINS

          The Company's success is subject to a number of business, economic, regulatory and competitive factors, many of which are beyond the Company's control, including the extent to which Additional Financing can be obtained prior to August 1998, the extent to which prospective customers will switch from their current fax service to the Company's and the extent to which consumers will accept the Company's new desktop computer-based fax service when commercially introduced. The Company's viability is subject to the successful implementation of its growth strategy, which, in turn, is premised, among other things, on the Company's expectation that demand for its new services will be significant and that the gross margins associated with the revenues from such new services will be sufficient to fund the Company's operating and capital needs, including the requirement to make scheduled interest payments on the Senior Notes and to repay all of its indebtedness (including the Senior Notes) at maturity. The Company began providing enhanced international point-to-point fax-to-fax services in 1992, and broadcast fax services in 1997. The Company's new desktop computer based fax services are currently under development and, therefore, the market acceptance and customer demand for such services, and the gross margins expected from revenues earned from such services, are uncertain. Failure to gain market acceptance for the Company's desktop computer-based fax services, or the failure to earn sufficient gross margins from such services, would have a material adverse effect on the Company's prospects, business, financial condition and results of operations. In addition, the Company has incurred and will continue to incur significant operating expenses; has made, and will continue to make, significant capital investments; has entered into operating leases, equipment supply contracts and service arrangements; and is attempting to secure financing; in each case based upon certain expectations as to the anticipated market acceptance of, customer demand for, and gross margins expected from, the Company's new services. Accordingly, any material miscalculation by the Company with respect to its operating strategy or business plan could have a material adverse effect on the Company. See "-Need for Additional Financing," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


COMPETITION

          The Company's success will depend on its ability to compete with a variety of other telecommunications providers, including AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI"), Sprint Corp. ("Sprint"), numerous national post, telephone and telegraph companies ("PTTs") around the world, operators of local public switched telephone networks ("PSTNs") and other potential competitors, such as the regional Bell operating companies. The market is also served by more specialized enhanced facsimile service providers that offer basic store-and-forward services and broadcast fax services. The Company also faces potential competition from Internet-based and other alternatives to fax services. Further, the Company's contemplated new desktop computer-based fax service will likely face competition from computer and software firms such as Microsoft Corporation ("Microsoft") and IBM. Many of the Company's competitors possess significantly greater financial, marketing, technological and other resources than the Company and many offer enhanced and/or basic fax communications services that would compete with those offered by the Company. The Company cannot predict whether AT&T, MCI, Sprint, any PTTs , Microsoft, IBM or any other competitor will expand its enhanced and/or basic fax communications services business, and there can be no assurance that these or other competitors will not commence or expand their fax businesses. If any of the Company's competitors were to devote substantial resources to marketing enhanced fax and other electronic messaging services to the Company's target customer base, there could be an adverse effect on the Company's business. In addition, certain of the Company's competitors may target discounts in the fax market in order to gain an advantage in another market or with particular customers. The Company may be unable to compete with such discounts on an economically feasible basis. The PTTs also generally have certain competitive advantages that the Company and its other competitors do not have due to their control over the intra-national transmission lines and connection thereto, their ability to delay access to such lines and their relationship with often protectionist regulatory authorities. If the PTT in any jurisdiction uses its competitive advantages to their fullest extent, the Company could be adversely affected.

          The Company's receiving, queuing, routing and other systems hardware are generally not proprietary to the Company and as a result, there can be no assurance that such hardware will not be acquired or duplicated by the Company's existing and potential competitors. Generally, the Company does not have long-term agreements with its customers and there can be no assurance that its customers will continue to transact business with the Company in the future. In addition, even if there is continued growth in the use of enhanced and/or basic fax services, there can be no assurance that potential customers will not elect to use their own equipment and existing carriers to fulfill their needs for enhanced and/or basic fax communications services. There also can be no assurance that customers will not elect to use fax alternatives or that companies offering such alternatives will not develop product features or pricing policies which are more attractive to customers than those offered by the Company. See "Business-Competition."

          The provision of telecommunications services is and will continue to be extremely competitive. Prices have decreased substantially over the last few years in most of the markets in which the Company does business and prices are expected to decline substantially over the next several years in all of the markets where the Company does business or expects to do business. In addition, substantially all of the Company's markets and expected future markets were historically served by regulated or state run monopolies. As a result, customers in many of these markets are not familiar with shopping for fax services in a competitive marketplace and may be reluctant to use new providers, such as the Company. The Company expects that competition will increase in the future as the deregulation of telecommunications markets world-wide accelerates.

          Competition is based upon the type and quality of fax services offered, customer service and price. The Company attempts to price its services below the prices charged by the PTT and/or other major carriers in each of its markets. The Company has no control over the prices set by its competitors and some of the Company's larger competitors may be able to use their substantial financial resources to create price competition in the countries in which the Company operates. Although the Company does not believe that there is a sufficiently strong economic incentive for the major carriers to pursue such a pricing strategy or that such competitors are likely to engage in such a course of action, there can be no assurance that vigorous price competition will not occur. Any price competition could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's competitors will provide potential customers with a broader range of services than the Company currently offers or can offer due to regulatory restrictions.

          In addition to these competitive factors, recent and pending deregulation in each of the Company's markets may encourage new entrants.


RISKS ASSOCIATED WITH RAPIDLY CHANGING INDUSTRY

          The electronic messaging and international telecommunications industry is changing rapidly due to, among other things, deregulation, privatization of PTTs, technological improvements, expansion of telecommunications infrastructure, the globalization of the world's economies and free trade. There can be no assurance that the Company will be able to compete effectively under, or adjust its contemplated plan of development to meet, changing market conditions or that the Company will be able to implement its strategy or that its strategy will be successful in this rapidly evolving market.

          This market is also marked by the introduction of new products and services and increased satellite and fiber optic cable transmission capacity for services similar to those provided by the Company, including utilization of the Internet for international voice and data communications. Future technological advances in the telecommunications industry may result in the availability of new product delivery services (or increase the efficiency of existing services). If a delivery technology becomes available that is more cost-effective, the Company may be unable to access such technology or its use may involve substantial capital expenditures which the Company may be unable to finance. There can be no assurance that existing, proposed or as yet undeveloped technologies will not render the Company's technology less profitable or less viable, or that the Company will have available the financial and other resources to compete effectively against companies possessing such technologies. The Company is unable to predict which of the many possible future products and services will meet evolving industry standards and consumer demands. There can be no assurance that the Company will be able to adapt to such technological changes or offer such services on a timely basis or establish or maintain a competitive positions.


TECHNOLOGY RISKS

          The Company's enhanced international point-to-point fax service and broadcast service are currently being commercially marketed. However, certain of its planned document delivery services are in various stages of development. See "Business- Services--Desktop Computer Based Services." The Company's desktop computer-based fax services are being network tested but the Company does not expect such services to be commercially available until September 1998. No assurance can be given that such services will prove to be commercially viable or that the Company will not experience operational problems with such services after commercial introduction that could delay or defeat the ability of such service to generate revenue or operating profits. Future operational problems or the inability to obtain Additional Financing could increase the cost of, or delay the Company's business plan which, in turn, could materially adversely affect the success of the Company and its ability to satisfy its obligations with respect to its indebtedness, including the Senior Notes.


DEPENDENCE ON THIRD-PARTY CARRIERS

          Currently, the Company does not own any telecommunications lines. All of the faxes sent by the Company's customers are and will continue to be connected, at least in part, through transmission lines or satellite links that the Company leases from third-party carriers. The lessors of such facilities are competitors of the

Company, and include, or may include in the future, WorldCom, AT&T, Teleglobe Canada, Inc., British Telecommunications PLC, France Telecom, Deutsche Telekom and Mercury Communications PLC. The Company's lines are either leased on a per-minute basis (some with minimum volume commitments) or, where the Company anticipates higher volumes of traffic, on a monthly or longer-term fixed cost basis. The negotiation of lease agreements involves estimates regarding future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of the Company's existing and future customers. The deterioration or termination of the Company's relationships with one or more of its carrier vendors could have a material adverse effect upon the Company's business, financial condition and results of operations.

          In many jurisdictions in which the Company conducts business or plans to conduct business, the only current provider of significant intra-national transmission facilities is the PTT. Accordingly, prior to full deregulation, there may be only one source of intra-national transmission lines in these countries and the Company may be required to lease transmission capacity at artificially high rates from a provider that occupies a monopoly or near monopoly position. Such rates may be too high to allow the Company to generate gross profit on intra-national calls or international calls routed to a Company node by means of such intra-national lines. In addition, PTTs will not necessarily be required by law to allow the Company to lease transmission lines. To the extent that applicable law requires PTTs to lease transmission lines to the Company, delays may nevertheless be encountered with respect to the commencement of operations and extensive delays can be expected with respect to the negotiation of leases and interconnection agreements. In addition, disputes may arise with respect to pricing terms and other matters. The Company believes that its existing third-party carriers will continue to provide services to the Company; however, there can be no assurance to that effect. Moreover, in certain locations, the Company would have no practical alternative to the relevant existing third-party carriers.


RISK OF SYSTEM FAILURE; SECURITY RISKS

          The Company's operations are dependent upon its ability to protect its network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond the Company's control. Although the Company currently locates its computer hardware and other telecommunications equipment at many sites, there can be no assurance that the Company's existing and planned precautions of network redundancy, backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss. Despite the implementation of security measures by the Company, its infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by forces outside of the Company. Persistent problems continue to affect public and private data networks, including computer break-ins and the misappropriation of confidential information. Such environmental and human-caused disruptions may jeopardize the reliability and security of information stored in and transmitted over the Company's network, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. Any damage, failure or security breach that causes interruption or data loss in the Company's operations or those of its customers could have a material adverse effect on the Company's business, financial condition and results of operations.


DEPENDENCE UPON SUPPLIERS; SOLE AND LIMITED SOURCES OF SUPPLY

          The Company relies on third parties to supply key components of its network infrastructure, including local and long-distance telecommunications services and telecommunications node equipment, certain of which may be available only from limited sources. In addition, Worldcom, AT&T (USA), Teleglobe, Orion and Telstra (Australia) are the primary providers of telecommunications services to the Company and accounted for 24%, 19%, 10% and 5%, respectively, of the Company's expenditures on telecommunications services in December 1997. In certain geographic markets, the market for telecommunications services is even more concentrated due to the predominance of national PTTs. All of the Company's fax traffic passes through long-distance lines, satellite links and/or local loop telephone lines operated by firms other than the Company. The Company has from time to time experienced interruptions of service from its telecommunications carriers and there can be no assurance that the Company will not experience such interruptions in the future. In addition, the Company's contracts with its telecommunications carriers are short-term contracts. There can be no assurance that such telecommunications providers will continue to provide services to the Company at attractive rates, or at all, or that the Company will be able to obtain such services in the future from these or other providers on the scale and within the time frames required by the Company. Although the Company recently began to implement satellite-based telecommunications services to supplement its land lines of transmission, any failure to obtain such land-based telecommunications services on a timely basis at an affordable cost, or any significant delays or interruptions of service from such carriers, would have a material adverse effect on the Company's business, financial condition and results of operations.

          All of the faxboards used in the Company's network nodes are supplied by Brooktrout Technology, Inc. ("Brooktrout"). The Company purchases Brooktrout faxboards on a non-exclusive basis pursuant to purchase orders issued by the Company from time to time, carries a limited inventory of faxboards and has no guaranteed supply arrangement with Brooktrout. In addition to faxboards, certain other components used in the Company's network infrastructure are supplied by limited sources on a non-exclusive, purchase order basis. The alternatives to many of the Company's sole sourced components would require modifications to other elements of the Company's systems and may not be available to the Company in the short run. There can be no assurance that Brooktrout or the Company's other suppliers will not enter into exclusive arrangements with the Company's competitors, or cease selling these components to the Company at commercially reasonable prices, or at all. The anticipated expansion of the Company's network infrastructure is expected to place a significant demand on the Company's suppliers, some of which have limited resources and production capacity. In addition, certain of the Company's suppliers, in turn, rely on sole or limited sources of supply for components included in their products.

          Failure of the company's suppliers to adjust to meet such increasing demand may prevent them from continuing to supply components and products in the quantities and the quality and at the times required by the Company, or at all. The Company's inability to obtain sufficient quantities of sole or limited source components or to develop alternative sources if required could result in delays and increased costs in the expansion of the Company's network infrastructure or the inability of the Company to properly maintain its existing network infrastructure. Such occurrences would have a material adverse effect on the Company's business, financial condition and results of operations.


PROTECTION OF PROPRIETARY INFORMATION

          The Company has applied for patent protection in the United States relating to certain of its existing and proposed processes and services. There is no assurance that any patents will be obtained. If obtained, there is no assurance that any patents will afford the Company commercially significant protection of its technologies or that the Company will have adequate resources to enforce its patents. Patent applications in the United States are maintained in secrecy until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent application it makes or the first to file patent applications on such inventions.

          Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with the Company's ability to make and sell its products. The Company has not conducted an independent review of patents issued to third parties. In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. Although the Company believes that its products do not infringe on the patents or other proprietary rights of third parties, there can be no assurance that other parties will not assert infringement claims against the Company or that such claims will not be successful. There can also be no assurance that competitors will not infringe on any patents obtained by the Company. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

          The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. To protect its trade secrets and other proprietary information, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If the Company is unable to maintain the proprietary nature of its technologies, the Company could be materially adversely affected.


REGULATION

          The Company is not currently subject to direct communications regulation by the United States federal or state governments of its international enhanced fax-to-fax service. However, the Company is subject to certain registration and other regulatory requirements in certain of the countries to which it now provides service and it may become subject to additional foreign regulations in the future. Although the Company has undertaken a review of and believes that it is in material compliance with all foreign regulations applicable to it in countries where 5% or more of its current international traffic terminates, there can be no assurance that this is the case. The Company may be subject to regulations in these or other countries (where it has conducted no review of applicable law) that limit or restrict its ability to provide existing or proposed services or that expose it to fines or other penalties.

     The Company's planned resale of international voice telecommunications transmissions will subject it to regulation by the Federal Communications Commission ("FCC") and will require the Company to obtain certifications from, and file tariffs with, the FCC. There can be no assurance that the Company will obtain such certifications from the FCC on a timely basis or at all. In addition, such international resale activities could subject the Company to certification requirements in non-US jurisdictions, and there can be no assurance that the Company will be able to obtain such certifications on a timely basis or at all. If the Company elects to offer its resale voice services domestically in the United States, then the Company may be required to obtain certifications from, and file tariffs with, certain state government authorities, and there can be no assurance that the Company will be able to obtain such certifications on a timely basis or at all.

          Moreover, with respect to both existing and proposed foreign and domestic operations, there can be no assurance that changes in current or future laws or regulations or future judicial intervention would not have a material adverse effect on the Company. The Company is unable to predict the effect that any future foreign or domestic legislation or regulation may have on its existing or future business.


DEPENDENCE ON KEY PERSONNEL

          The Company's business is managed by a number of key personnel, the loss of which could have a material adverse effect on the Company. In addition, as the expansion of the Company's network progresses and its business develops and expands, the Company believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel. Currently the Company has entered into an employment agreement with Douglas J. Ranalli. There can be no assurance that key personnel will continue to be employed by the Company or that the Company will be able to attract and retain qualified personnel in the future. Failure by the Company to retain or attract such key personnel could have a material adverse effect on the Company.


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS

          A significant portion of the Company's current operations are conducted and located outside of the United States, and the Company may determine in the future to expand operations into additional locations outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company's operations and growth strategy. See "Business--Recent Developments--China."

          With respect to currency fluctuations, the Company has experienced significant increases in its costs of revenue as a percentage of revenue in certain Asian markets in which the Company operates during the fourth quarter of 1997 and the first quarter of 1998, as many such countries have experienced
severe currency devaluations against the US dollar during such periods.   Most
of the Company's costs of revenues and capital expenditures are incurred and payable in US Dollars, whereas revenues from the Company's services are payable in local currencies. In general, the Company does not execute hedge transactions to reduce its exposure to foreign currency exchange rate risks. Accordingly, the Company has experienced, and may continue to experience, economic loss and a negative impact on earnings with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar. Certain countries in which the Company conducts operations, including Korea, have imposed, or may in the future impose, restrictions on the removal or conversion of local or foreign currency.


RISKS RELATED TO POTENTIAL FUTURE ACQUISITIONS

          The Company may in the future pursue acquisitions of complementary services or product lines, technologies or business, although the Company has no present understandings, commitments or agreements with respect to any such acquisitions. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. In the event that any such acquisition were to occur, there can be no assurance that the Company's business, financial condition and results of operations would not be materially adversely affected.


SEASONALITY

          The Company faces seasonal variations in demand. Fax traffic declines during periods with lower numbers of business days. For example, fax traffic to and from Western Europe declines in August, the traditional summer holiday period in the region.


CONTROL OF THE COMPANY

          Douglas J. Ranalli, founder, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer and Acting Vice President of Research and Development of the Company, beneficially owns approximately 63% (41% on a fully diluted basis) of the outstanding voting securities of the Company. Mr. Ranalli and the Company's other directors and executive officers control approximately 69% (47% on a fully diluted basis) of the voting power represented by the Company's outstanding shares of capital stock. Accordingly, those stockholders will continue to have the ability, if acting in concert, to influence the outcome of elections of matters presented for approval by the stockholders of the Company. Such concentration of ownership may have the effect of preventing a change in control of the Company. See "Security Ownership of Certain Beneficial Owners and Management."


IMPACT OF YEAR 2000 ISSUE

     An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company anticipates that it will be able to test its entire system using its internal programming staff and outside computer consultants and intends to make any necessary modifications to prevent disruption to its operations. It is not presently known whether costs in connection with any such modifications will be material. Moreover, if such modifications are not completed in a timely manner, the Year 2000 problem may have a material adverse impact on the operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Year 2000 Issue."


ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 900 Chelmsford Street, Lowell, Massachusetts 01851. The Company leases approximately 109,000 square feet pursuant to a lease which expires on December 7, 2002, and the Company has rights of first refusal with respect to certain additional space in the premises. UNIFI also maintains four branch offices in three states ranging in size from 400-5,000 square feet. Additionally, the Company maintains offices for its subsidiaries in Japan, Hong Kong, China, Australia, Korea, the United Kingdom, France and Germany. Each of the Company's foreign offices is approximately 5,000-10,000 square feet. The Company believes that the Lowell facility will be adequate for its currently projected needs.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          There is no established public trading market for any equity security of the Company, including the Company's Common Stock. The Company has no current plans to list any of its equity securities, including the Common Stock, on any exchange or any other trading system.

          On March 18, 1998, there were approximately 165 holders of record of the Company's Common Stock.

Dividend Policy

     The Company has not declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to support its capital improvement and growth strategies and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion. In addition, the Senior Notes Indenture contains restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on equity interests.

Recent Sales Of Unregistered Securities

          Set forth below is information regarding all securities sold by the
Registrant between January 1 and December 31, 1997.   Further included is the
consideration, if any, received by the Registrant for such securities, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), and the rules of the Securities and Exchange Commission under which exemption from registration was claimed. None of these securities were registered under the Securities Act. Except as described below, no sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

     On January 1, 1997, the Registrant sold 22 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On January 10, 1997, the Registrant sold 319 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On January 31, 1997, the Registrant sold 181 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On February 17, 1997, the Registrant sold 2,425 shares of Common Stock at a price per share of $0.35 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On February 21, 1997, the Registrant sold 175,000 Units consisting in the aggregate of $175,000,000 in original principal amount of 14% Senior Notes and Warrants to purchase an aggregate of 4,816,818 shares of Common Stock. The Registrant received aggregate gross proceeds of $175,000,000 from the sale of the Units. The Warrants are exercisable at any time and from time to time through March 1, 2007 at an exercise price per share of $0.25 (subject to adjustment for certain stock splits, stock dividends, dilutive issuances and the like). The Registrant sold all of the Units to Smith Barney Inc. pursuant to the exemption contained in Section 4(2) of the Securities Act. Smith Barney Inc., acting as underwriter, resold such Units to certain investors in reliance upon Rule 144A under the Securities Act. Smith Barney, Inc. received a commission in connection with such sale of approximately $5.9 million.

On February 21, 1997, the Registrant issued a warrant for the purchase of up to 2,000,000 shares of Common Stock to SingTel Global Services Pte. Ltd. ("ST Global"), a principal stockholder of the Company and a wholly-owned subsidiary of Singapore Telecommunications Limited ("SingTel"). The warrant was issued in consideration for the agreement by ST Global, SingTel and SingTel (Netherlands Antilles) Pte N.V. to modify certain provisions of their stock purchase, credit and other agreements with the Registrant in connection with the sale by the Company of the Units. The warrant is exercisable at any time and from time to time through March 1, 2007 at an exercise price per share of $1.83 (subject to adjustment for certain stock splits, stock dividends, dilutive issuances and the like). The Registrant issued the warrant to ST Global in reliance upon the exemption contained in Section 4(2) of the Securities Act.

On February 25, 1997, the Registrant sold 1,418 shares of Common Stock at a price per share of $0.35, and 1,608 shares of Common Stock at a price per share of $1.05, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Rule 701 under the Securities Act.

On March 3, 1997, the Registrant sold 114 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On March 14, 1997, the Registrant sold 3,995 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On March 31, 1997, the Registrant sold 2,316 shares of Common Stock at a price per share of $0.35, and 57 shares of Common Stock at a price per share of $1.05, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Rule 701 under the Securities Act.

On April 1, 1997, the Registrant issued a 14% Convertible Term Note in original principal amount of $2,049,315 and a warrant to purchase 56,406 shares of Common Stock to Control Data Systems, Inc ("CDS"). The Convertible Term Note was issued in exchange for a prior 10% Convertible Term Note issued by the Registrant to CDS on December 31, 1996 in original principal amount of 2,000,000. The 14% Convertible Term Note is convertible into shares of Common Stock at the option of the holder in the event the Registrant effects an initial public offering of shares of Common Stock at a conversion price per share equal to the lesser of $15.00 or the price per share to the public at which Registrant sells Common Stock in such initial public offering. The warrant is exercisable at any time and from time to time prior to April 1, 2007 at an exercise price per share of $0.25 (subject to adjustment for certain stock splits, stock dividends, dilutive issuances and the like). The issuances of the 14% Convertible Term Note and the warrant to CDS were made in reliance on the exemption contained in Section 4(2) of the Securities Act.

On April 8, 1997, the Registrant sold 95 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On May 16, 1997, the Registrant sold 1,694 shares of Common Stock at a price per share of $0.35 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 2, 1997, the Registrant sold 321 shares of Common Stock at a price per share of $1.05 and 677 shares of Common Stock at a price per share of $2.15, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 4, 1997, the Registrant sold 199 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 8, 1997, the Registrant sold 582 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 9, 1997, the Registrant sold 162 shares of Common Stock at a price per share of $1.05 and 260 shares of Common Stock at a price per share of $2.15, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 12, 1997, the Registrant sold 191 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 16, 1997, the Registrant sold 224 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 18, 1997, the Registrant sold 229 shares of Common Stock at a price per share of $1.05 and 290 shares of Common Stock at a price per share of $2.15, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 25, 1997, the Registrant sold 172 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Rule 701 under the Securities Act.

On June 30, 1997, the Registrant sold 1,000 shares of Common Stock at a price per share of $0.35, 1,230 shares of Common Stock at a price per share of $1.05 and 218 shares of Common Stock at a price per share of $2.15, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Rule 701 under the Securities Act.

On July 14, 1997, the Registrant sold 227 shares of Common Stock at a price per share of $1.05 and 237 shares of Common Stock at a price per share of $2.15, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Rule 701 under the Securities Act.

On July 21, 1997, the Registrant sold 1,000 shares of Common Stock at a price per share of $0.35 and 12,000 shares of Common Stock at a price per share of $1.05, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On July 29, 1997, the Registrant sold 442 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On July 31, 1997, the Registrant sold 990 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On August 24, 1997, the Registrant sold 15 shares of Common Stock at a price per share of $1.05 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On August 27, 1997, the Registrant sold 171 shares of Common Stock at a price per share of $1.05 and 208 shares of Common Stock at a price per share of $2.15, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On September 8, 1997, the Registrant sold 1,000 shares of Common Stock at a price per share of $0.35 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On September 15, 1997, the Registrant sold 119 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On September 16, 1997, the Registrant sold 83 shares of Common Stock at a price per share of $1.05 and 303 shares of Common Stock at a price per share of $2.15, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On September 23, 1997, the Registrant sold 1,000 shares of Common Stock at a price per share of $0.35 and 2,541 shares of Common Stock at a price per share of $1.05, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On October 1, 1997, the Registrant sold 189 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On October 10, 1997, the Registrant sold 1,818 shares of Common Stock at a price per share of $0.35 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On October 15, 1997, the Registrant sold 2,500 shares of Common Stock at a price per share of $2.30 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On October 27, 1997, the Registrant sold 205 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On November 11, 1997, the Registrant sold 4,607 shares of Common Stock at a price per share of $1.65 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On November 14, 1997, the Registrant sold 508 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On November 17, 1997, the Registrant sold 119 shares of Common Stock at a price per share of $2.15 and 330 shares of Common Stock at a price per share of $2.25, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On November 24, 1997, the Registrant sold 2,568 shares of Common Stock at a price per share of $0.35 and 11,732 shares of Common Stock at a price per share of $1.05, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On November 26, 1997, the Registrant sold an aggregate of 420 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On November 28, 1997, the Registrant sold 297 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On November 29, 1997, the Registrant sold 124 shares of Common Stock at a price per share of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On December 15, 1997, the Registrant sold 1 share of Common Stock at a price of $2.15 pursuant to the exercise of an employee stock option. Such sale was made in reliance on the exemption provided by Section 4(2) of the Securities Act.

On December 30, 1997, the Registrant sold an aggregate of 2,451 shares of Common Stock at a price per share of $0.35, an aggregate of 7,238 shares of Common Stock at a price per share of $1.05, and an aggregate of 594 shares of Common Stock at a price per share of $2.15, pursuant to the exercise of employee stock options. Such sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

          The Summary Consolidated Statements of Operations Data for the five years ended December 31, 1993, 1994, 1995, 1996 and 1997 and the Summary Consolidated Balance Sheet Data as of December 31, 1993, 1994, 1995, 1996 and 1997 set forth below, have been derived from the Consolidated Financial Statements of UNIFI audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with such Consolidated Financial Statements and the notes thereto included in this Form 10-K. The Summary Consolidated Statement of Operations Data and Summary Consolidated Balance Sheet Data for the years ended December 31, 1994 and 1993 has been derived from audited Consolidated Financial Statements of UNIFI that are not included in this Form 10-K.

                                                                Year Ended December 31
                                                1993          1994         1995       1996        1997
                                             ----------    ----------  ----------  ---------  ----------
Consolidated Statement of Operations               (amount in thousands, except per share amounts)
Data:
  Revenues                                     $ 3,943      $  6,952    $ 10,665   $ 25,218   $  43,857
                                               -------      --------    --------   --------   ---------
  Cost of Revenues                               2,792         4,179       7,232     23,842      37,945
  Cost of Revenues - Depreciation                  187           477         608      3,628       4,275
                                               -------      --------    --------   --------   ---------
    Total Cost of Revenues                       2,979         4,656       7,840     27,470      42,220

  Gross Margin                                     964         2,296       2,825     (2,252)      1,637

  Operating Expenses:
    Selling, General and Administration          3,859         9,269      13,949     31,231      41,136
    Research and Development                     1,294         1,486       4,701     11,283      13,510
    Depreciation and Amortization                  335         1,240       1,622      2,751       4,923
                                               -------      --------    --------   --------   ---------

    Total Operating Expenses                     5,488        11,995      20,272     45,265      59,569

  Loss from Operations                          (4,524)       (9,699)    (17,447)   (47,517)    (57,932)

  Interest Income                                    -            16         721        155       5,534

  Interest Expense                                (209)         (602)       (411)    (2,499)    (28,436)
                                               -------      --------    --------   --------   ---------

     Loss before minority interest              (4,733)      (10,285)    (17,137)   (49,861)    (80,834)

  Minority Interest in Fax Japan (1)                 -         1,525       2,480        948           -
                                               -------      --------    --------   --------   ---------

      Net Loss                                 $(4,733)     $ (8,760)   $(14,657)  $(48,913)  $ (80,834)
                                               -------      --------    --------   --------   ---------

  Basic Net Loss Per Common Share (2)           $(1.42)       $(2.64)     $(4.26)   $(13.04)    $(21.21)



  Weighted Average Common Shares                 3,323         3,323       3,437      3,752       3,812
    Outstanding

  Other Financial Data:
    EBITDA (3)                                  (4,002)       (6,441)    (12,016)   (40,035)    (43,200)
    Capital Expenditures (4)                     2,162         4,486       5,883     22,558      10,683
    Interest Expense                              (204)         (602)       (411)    (2,499)    (28,436)

                                                1993          1994         1995       1996        1997
                                             ----------    ----------  ----------  ---------  ----------
Consolidated Balance Sheet Data:
  Cash and Cash Equivalents                        180         4,447      11,124      4,538      50,687
  Restricted Cash and Investments (5)                                                 1,092      35,803
  Working Capital (Deficiency)                  (2,583)       (1,376)      6,633    (25,936)     53,257
  Total Assets                                   2,578         9,980      25,378     41,184     130,502
  Long-term Debt                                 2,437         1,675       9,703     46,613     212,046
  Shareholders' Equity (Deficit)                (3,173)         (892)      8,871    (42,507)   (111,910)

--------
    (1) See Note 2(b) to the Company's Consolidated Financial Statements.

    (2) See Note 2(k) to the Company's Consolidated Financial Statements.

    (3) EBITDA means net loss plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges, less any non-cash items which have the effect of increasing net income or decreasing net income or decreasing net loss. Information with respect to EBITDA is included herein because a similar measure will be used in the Indenture (as defined) with respect to the computation of certain covenants and because it is a widely accepted financial indicator of a company's ability to service debt. EBITDA should not be considered in isolation from, as a substitute for or as being more meaningful than net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. Although management uses EBITDA to measure the earnings trends of the Company and potential acquisition candidates without the impact of interest expense, income tax expense, and depreciation, amortization and other non-cash items, investors should consider interest expense, income tax expense, and depreciation, amortization and other non-cash items when evaluating EBITDA. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measure of other companies.

    (4) Includes assets acquired under capital lease arrangements of approximately $1,546,000, $2,545,000, $730,000, $2,420,000 and $202,000 in
1993, 1994, 1995, 1996 and 1997, respectively.

    (5) The amount shown for December 31, 1997 includes approximately $35 million of funds that are held as escrow funds in short-term and long-term restricted investments pursuant to the Senior Notes Indenture. See Note 3 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Scope of Operations.  UNIFI is a rapidly growing multinational
     -------------------
telecommunications company that primarily provides value-added international point-to-point fax document transmission and delivery services and broadcast fax services. In certain markets, the Company also provides domestic point-to-point fax services. During the fourth quarter of 1997, the Company commenced provision of private intermediate carriage of voice transmissions for a single US customer, and anticipates entering the market for retail and wholesale voice transmissions as a resale carrier during 1998 upon obtaining the required licenses. UNIFI provides its enhanced fax services by means of its proprietary Intelligent Delivery Network, consisting of network facilities (nodes, or "points-of-presence") in locations throughout the world connected by private leased telecommunications circuits. The Company commenced operations in April 1992 and by the end of 1994 provided its services to approximately 3,500 customers sending fax transmissions from the United States to Japan. At December 31, 1997, UNIFI had approximately 12,009 customers worldwide (excluding non-revenue trial accounts and operations in China), and conducted operations in the United States, Canada, the United Kingdom, Australia, France, Germany, Hong Kong, Korea and Taiwan either directly or through wholly owned subsidiaries. UNIFI's operations in Japan are conducted by UNIFI Communications Japan Inc., a 63% owned subsidiary of UNIFI. In China, the Company's wholly owned subsidiary operated through an intercompany operating agreement with a local entity, but such operations were terminated during the first quarter of 1998. See "Business
-- Recent Developments."   In Singapore, the Company's services are provided by
an affiliate of Singapore Telecommunications Limited pursuant to an intercompany operating agreement between the Company and such affiliate. In addition, in 1997 UNIFI entered into an agreement with a company in Indonesia pursuant to which such company shall have the exclusive right (subject to certain conditions) to market and sell the Company's services in Jakarta, Indonesia in exchange for certain payments to UNIFI. However, due to the economic crisis in Indonesia and the currency devaluations that commenced in the fourth quarter of 1997, the Company and such Indonesian company have agreed to indefinitely suspend the performance by such company of its marketing, sales and business development obligations under such agreement until such time as the Indonesian economy stabilizes, and consequently the Company does not expect to receive significant payments from such company in respect of such activities during 1998.

     Financing.  From inception through March 1995, the Company funded its
     ---------
operations and net operating losses by means of several rounds of private equity and debt financings. In February 1994, after receiving $10 million in financing from ORIX and Nichimen (the Company's original partners in UNIFI Communications Japan, Inc.), UNIFI expanded its network to provide its services to customers originating fax documents in Japan. In April 1995, affiliates of SingTel provided UNIFI with a total of $70 million of debt and equity financing consisting of $30 million in equity, $25 million in working capital financing commitments and $15 million in equipment financing commitments. In October 1996, the Company had utilized all of its borrowing capacity under such financing commitments. In February 1997, the Company received net proceeds of $105 million from the sale of UNIFI Units consisting of $175 million in aggregate principal amount of 14% Senior Notes due 2004 and warrants to purchase an aggregate of 4,816,818 shares of common stock, of which $46 million was placed into a restricted escrow account for the sole purpose of funding the first four interest payments on the Senior Notes. UNIFI has utilized such financings to expand the Intelligent Delivery Network, expand its infrastructure to a level that it believes is sufficient to service its current line of products and services over the expanded Intelligent Delivery Network and to repurchase equity securities from early round investors and repay certain existing indebtedness. At March 18, 1998, the Company had approximately $39 million in unrestricted cash available to it, representing the remaining balance of the net proceeds (other than the restricted portion thereof) from the sale of the Senior Notes. The Company does not have a significant source of liquidity or capital resources other than such remaining net proceeds. The Company will require significant additional financing prior to August 1998 in order to continue operations beyond such date. There can be no assurance that the Company will be able to obtain such additional financing on terms favorable to the Company or at all. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

     Revenues.  The Company derives its revenues primarily from monthly customer
     --------
charges based on the actual number of minutes (or fractions thereof) of fax document transmissions made by customers. The Company also charges its customers a monthly network access charge (and in some markets sells FaxLinks) for the use of each FaxLink installed at the customers' offices. Additionally, SingTel pays the Company license and network support fees. UNIFI does not require its customers to enter into long-term contracts. However, UNIFI has experienced monthly churn rates of less than approximately 1% (calculated on a revenue-weighted basis) in each of the 12 months ending December 31, 1996 and 1997. UNIFI attributes its low churn rate primarily to the high value-added delivery services provided by the Intelligent Delivery Network which, the Company believes, makes many of its customers less sensitive to the competitive pricing in the market. However, due to this competitive pricing, the Company has experienced, and expects to continue to experience, declining revenue per minute, particularly with respect to its core FI-Direct service. Despite such competitive pressures, the Company's consolidated total revenues grew by 74% in the year ended December 31, 1997 from $25.2 million to $43.8 million.

     Cost Structure.    The Company's principal operating costs are sales and
     --------------
customer service personnel, third party telecommunications transmission costs and research and development expense. Sales and customer service expenses correspondingly increased from $24.8 million during 1996 to $30.1 million during 1997. However, as a percentage of total revenues, sales and customer service expenses decreased from 98.4% in 1996 to 68.7% in 1997. The Company during the first quarter of 1998 has determined to further reduce its sales and customer service personnel, as part of the Company's strategy to refocus the Company's business development efforts away from the marketing, sale and provision of FI-Direct service toward the marketing, sale and provision of the Company's desktop computer-based fax service (currently under development) and its broadcast service. See "--Overview--Strategy." In February 1998, the Company eliminated approximately 105 sales and customer service positions worldwide and in connection therewith terminated 95 employees in such positions. In addition, the Company has implemented a policy of not replacing employees lost to attrition (except in identified critical areas). As a result of these restructuring activities, the Company expects that if it obtains the required additional financing and if it realizes in 1998 the revenues expected from its desktop computer-based fax services (currently under development), its costs of revenues as a percentage of total revenues will continue to decline during 1998.

     UNIFI's fax document transmission costs consist of (i) local access cost of transmitting a fax document from the customer's fax machine to the Intelligent Delivery Network, (ii) the cost of providing UNIFI's 24-hour personalized fax document delivery service, (iii) network support costs and (iv) the costs of long-distance transmission and local delivery costs. Local access costs represent the cost of a local telephone call from the customer's fax machine to the nearest Intelligent Delivery Network node. In the United States and Canada, the Company bears these local access costs only in a portion such markets as a result of "1-800" service to its nodes. Customers bear the local access costs directly in all other cases. The cost of providing UNIFI's delivery service primarily represents the payment of salaries and benefits to the Company's 24-hour delivery staff. Network support costs consist of the costs of UNIFI's 24-hour network monitoring group and the costs of configuring, installing and maintaining the Intelligent Delivery Network globally.

There are two broad categories of long-distance fax transmission and delivery costs: (i) "on-net" costs, which are the costs of transmission and delivery to countries in which the Company has installed a network node, and (ii) "off-net" costs, which are the costs of transmission and delivery to countries where the Company has no network facilities. On-net costs include the cost of using the Company's transmission facilities to the destination country and the cost of delivering faxes from the terminating network node to the final destination via the local PSTN. All transmissions destined for countries that do not have a network node (off-net traffic) are routed from a Company network node to one of several international carriers with whom the Company has contractual arrangements. Off-net costs include the cost of using other carriers' long-distance services. These long-distance charges are significantly higher than the Company's on-net costs and, therefore, the Company's cost of delivering a fax document varies significantly according to the destination country. Because the Intelligent Delivery Network was only established in 1992 and has historically had a limited number of nodes (2 in 1992, 3 in 1993, 4 in 1994, ten in 1995, 23 as of December 31, 1996 and 33 as of December 31, 1997) dependence on expensive long-distance charges has adversely affected the Company's results of operations. Approximately 22% of all fax document deliveries for February 1998 were off-net. In some cases, the Company is obligated to pay its third party long-distance carriers certain minimum monthly amounts in exchange for securing discounted rates. For example, the Company's agreement with WorldCom requires the Company to pay a minimum charge of $500,000 per month. The Company enters into such arrangements on the basis of its projections as to customer traffic patterns and volumes, but there can be no assurance that the Company's utilization of its carriers' services will equal or exceed the required minimum commitment in any month. If the Company's projections as to customer traffic patterns and volumes are inaccurate in any material respect in any month, the Company's total costs during such month may significantly increase as a percentage of its total revenues for such month.

     Strategy.  From its inception through 1997, the Company's principal
     --------
strategy was twofold: to expand the scope of its business operations and its customer base by establishing operations in major markets in Europe and Asia, and to expand the Intelligent Delivery Network by adding nodes throughout the world in order to increase the percentage of its fax traffic that is on-net, thereby improving the Company's gross margins by reducing variable costs, primarily third-party carrier long-distance (or "off-net") costs. The Company believed that it would only attain sufficient gross margins from its services by generating large volumes of FI-Direct transmissions over its network and by operating a network with sufficient points-of-presence throughout the world that the percentage of its customers' fax transmissions that were delivered on-net would reduce the Company's total transmission and delivery costs. In pursuit of this strategy, the Company in 1995, 1996 and 1997 invested heavily in the start-up of new operating units outside of the United States and in expanding the number of Intelligent Delivery Network nodes. As a result of these activities, the Company's total headcount grew from 269 at December 31, 1995, to 653 at December 31, 1996, to 615 at December 31, 1997, while total cost and operating expenses (excluding depreciation and amortization) increased from $25.9 million in 1995, to $66.4 million in 1996, to $92.6 million in 1997. Capital expenditures on network and infrastructure equipment were $4.0 million in 1995, $7.6 million in 1996 and $4.5 million in 1997. The Company did achieve significant increases in its gross margin during 1997 over 1996 by following this strategy: consolidated gross margin (excluding depreciation and amortization) was approximately 5.5% in 1996 and approximately 13.5% in 1997, an improvement of 145%, even though total revenues grew by only 74% in 1997 over 1996. In December 1996, the Company's on-net to off-net traffic ratio was approximately 64%, and was approximately 77% in December 1997, an improvement of 20%. However, despite these improvements, the Company has continued to record substantial operating and net losses in each year since inception. Despite significant increases in total minutes of FI-Direct transmissions from approximately 26.6 million minutes in 1996 to approximately 60.9 million minutes in 1997, the worldwide decline in basic telecommunications rates during these periods has resulted in slower than expected revenue growth from FI-Direct. The Company does not believe that revenues from FI-Direct will continue to increase at levels sufficient to generate a sustaining gross margin. While the Company intends to preserve as much of its existing FI-Direct revenue base as practicable during 1998 and thereafter, the Company believes that it must allocate the greater part of its financial and human resources to the development and provision of services that utilize the Company's existing substantial investment in network infrastructure and which the Company believes will not be as sensitive to continued declines in basic telecommunications rates. The Company intends during 1998 and thereafter to focus efforts and resources away from further expansion of its FI-Direct service and toward the development, enhancement, marketing, sale and provision of its broadcast and desktop computer-based fax services. In addition, the Company intends to engage in the resale of voice telecommunications facilities upon obtaining the required licenses. The Company expects to provide these resale services through a combination of equipment owned by the Company and facilities leased from other providers and carriers. At December 31, 1997, the Company engaged in the private resale of voice facilities for a single US customer. The Company expects that the gross margins associated with the revenues from these voice services will contribute to the achievement of a sustaining total gross margin. However, there can be no assurance that the Company's broadcast and desktop computer-based fax services will gain sufficient market acceptance or will generate sufficient revenues for the Company to achieve a sustaining gross margin, or that the Company will obtain the required licenses to provide resale voice services or that the revenues and/or gross margins associated with such voice services will materially contribute to the Company's total consolidated gross margin. Moreover, the Company cannot presently estimate whether its existing network infrastructure will be sufficient, both qualitatively and quantitatively, to support its desktop computer-based fax services and its broadcast fax services at the transmission levels required for the Company to earn sustaining levels of revenues and gross margin. Consequently, there can be no assurance that the Company will not be required to continue making significant cash outlays during 1998 and thereafter for the expansion and/or enhancement of the Intelligent Delivery Network.

     The foregoing forward looking statements, like all forward looking statements, are merely estimates of future events and results. Actual future results and events will likely be different from the foregoing estimates, possibly to a material degree. Such forward looking statements are dependent on assumptions about many factors including, among others, the obtaining by the Company of significant additional financing prior to August 1998, the demand for the Company's existing FI-Direct and broadcast fax services, timely deployment and market acceptance of the planned new desktop computer-based fax services, competition from existing telecommunications providers and others, the Company's ability to generate future cash flow from operations on a timely basis, if at all, the Company's ability to achieve economies of scale and otherwise improve operating margins, the Company's ability to anticipate technological changes and respond to any such changes effectively, the regulatory environment, the Company's continued access to third-party network infrastructure and other services and products necessary for the operation and expansion of its businesses, the Company's ability to effectively protect and exploit its proprietary information and the Company's ability to manage growth and implement the managerial and other systems required by a larger scale of operations. The foregoing discussions are qualified in their entirety by the cautionary statements set forth herein under the caption "Risk Factors." In addition, the statements herein by the Company respecting estimates of future results and trends are made assuming that the Company obtains significant additional financing prior to August 1998.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues.  Revenues grew 74% to $43.8 million in 1997 from $25.2 million in
--------
1996. This increase was primarily a result of an increase in fax document traffic from approximately 22.7 million minutes in 1996 to approximately 68.1 million minutes in 1997. The increase in traffic was due to the increase in the number of UNIFI's customers from approximately 8,400 at December 31, 1996 to approximately 12,009 at December 31, 1997. This increase in new customers resulted primarily from addition of approximately 3,200 new customers by the Company's non-US operating units during 1997 and the acquisition in the fourth quarter of 1997 of approximately 800 customers upon the Company's acquisition of the fax business of SingCom (Australia) Pty. Limited. See "Certain Relationships and Related Transactions--Acquisition of Fax International Australia Pty. Limited and Fax Business of SingCom (Australia) Pty. Limited." Revenues derived from international markets were approximately $31.9 million in 1997 compared to $15.2 million in 1996. During 1997, the Company derived ten percent or more of its consolidated revenues from operations in North America (excluding Canada), Japan, and Hong Kong, and from the operations of the Company's Singapore affiliate, as follows:


        Revenues as Percentage of UNIFI Total Consolidated Revenues for

                            Year Ended December 31,

UNIFI CI Unit                  1997     1996      1995
-------------                 ------   ------    ------

North America                 27.2%     39.8%     75.0%
Japan                         18.6%     26.6%     24.1%
Hong Kong                     11.5%      5.4%      0.0%
Singapore                     11.6%     13.7%      0.9%


     The Company expects that revenues from its North America operations will continue to represent ten percent or more of the Company's total consolidated revenues for the foreseeable future, primarily because of the significant size of the market for telecommunications services in North America and because the Company's line of desktop computer-based fax services, currently under development, will be deployed initially in North America. Due to the Company's change in business strategy for 1998 and thereafter (see "--Overview-- Strategy"), the

Company cannot presently estimate whether the other markets listed above or any other of the Company's markets will continue to represent 10% or more of the Company's total revenues in 1998. The Company anticipates that its revenues from Singapore may decline both in absolute and percentage terms during 1998 as a result of the decision by Singapore Telecommunications Limited to concentrate its efforts and resources on business developments in its primary home telecom market. See "Certain Relationships and Related Transactions--Resignation of SingTel Representative Directors and Sale of Series G Perferred Shares to Douglas J. Ranalli." However, there can be no assurance that adverse political, regulatory or market conditions in any of the Company's geographic markets will not develop and adversely affect the Company's revenues derived from such markets. In particular, the Company believes that the economic crises and currency devaluations affecting certain of the Company's Asian markets may result in declines in revenues from such markets during 1998. Moreover, following deployment of the Company's line of desktop-computer-based fax services, the Company believes that the percentages of its total revenues derived from Asian markets may decline relative to percentages of total revenues derived from North American and European markets, as the Company's initial deployment efforts with respect to such services will be concentrated in North America and Europe and as the Company intends to cease expansion of its FI-Direct customer base in all markets during 1998.

     Revenues from the Company's core FI-Direct service were approximately $39.4 million in 1997, representing 90% of the Company's consolidated 1997 revenues, as compared to $20.1 million (80% of consolidated 1996 revenues ) in 1996. The number of active customers increased to approximately 12,009 (excluding the People's Republic of China) at December 31, 1997, as compared to 8,400 at December 31, 1996. The Company expects that its revenues from FI-Direct will not materially increase or even decline during 1998 in both absolute and percentage terms, as the Company ceases efforts to expand its FI-Direct revenue base, including efforts to replace customers lost to churn, in favor of such efforts with respect to its desktop computer-based fax services and its broadcast fax services. The Company's desktop computer-based fax services are currently under development and are not expected to be commercially introduced until September 1998. Consequently, the Company presently cannot estimate its future revenues from such services. Nor can the Company estimate the extent to which its revenues from FI-Direct will decline during 1998. As a result, the Company cannot presently estimate whether its total 1998 revenues will increase or decrease relative to 1997.

     Cost of Revenues.  Cost of revenues increased 53% to $42.2 million in 1997
     ----------------
from $27.5 million in 1996. This increase resulted primarily from the increased level of FI-Direct transmission minutes in 1997. Cost of revenues as a percentage of revenues decreased to 96% in 1997 from 109% in 1996. The Company is not presently able to calculate the cost of revenues as a percentage of revenues with respect to each of the markets listed above that accounted for more than 10% of the Company's total revenues during 1997. However, the Company believes that with respect to its Asian markets, because a significant portion of its cost of revenues in each such market are incurred and paid in US Dollars while revenues from such markets are received in local currencies, the economic crises and currency devaluations affecting many Asian countries commencing in the fourth quarter of 1997 resulted in a material increase to the Company's cost of revenues as a percentage of revenues from such markets.

Three principal components comprise the Company's cost of revenues: third-party telecommunications provider costs, costs of personnel who operate the Intelligent Delivery Network and provide the value-added delivery features associated with the Company's services, and capital costs of network equipment and facilities. The decline in costs of revenues as a percentage of total revenues during 1997 reflects a decline of each component as a percentage of revenues over comparable 1996 figures, primarily because 1996 represented a period of significant investment by the Company in expansion of the Intelligent Delivery Network into new countries and significant increases in telecommunications provider costs and personnel expense as the Company's worldwide customer base grew in response to the start-up of new operating units in additional countries. In addition, the Company's total revenues during 1997 increased by a greater percentage than did the cost of revenues over the comparable 1996 figures. During 1997, especially the third and fourth quarters, the rate of expansion of the Intelligent Delivery Network slowed versus 1996, and the Company reduced its third party telecommunications provider costs by employing least-cost traffic routing techniques and negotiating favorable rates with its largest providers. The Company's cost of revenues as a percentage of total revenues in 1998 and thereafter will depend largely upon the Company's growth in total revenues during such period. If the Company's total revenues during 1998 do not materially exceed those of, or decline relative to, 1997, then the Company's cost of revenues for 1998 may not decline and may even increase as a percentage of total 1998 revenues. However, the Company expects that, commencing in 1999, as the Company's desktop computer-based fax service and its enhanced broadcast fax service gain market acceptance and account for a greater percentage of the Company's total revenues, the Company's cost of revenues as a percentage of total revenues will decline relative to 1997 levels.

          Selling, General and Administrative Expenses.  Selling, general and
          --------------------------------------------
administrative expenses (including customer service expenses) increased by 32% to $41.1 million in 1997 from $31.2 million in 1996. As a percentage of revenue, selling, general and administrative expenses declined to 94% in 1997 from 124% in 1996. Of these amounts, sales and customer service expenses increased by 21% to $30.1 million in 1997 compared to $24.8 million in 1996, while general and administrative expenses increased by 72% to $11.0 million in 1997 versus $6.4 in 1996. The increase in sales and customer service expense during 1997 was primarily the result of increased monthly operating costs related to the opening of new offices in 1996 and 1997. The increase in 1997 general and administrative expenses was due to increased administrative and overhead costs associated with UNIFI's expansion of the Intelligent Delivery Network during the second half of 1996 and the first half of 1997. In general terms, the Company expects that selling, general and administrative expenses will continue to decline as a percentage of total revenues in 1998. However, if the Company's total revenues do not continue to grow significantly or decline during 1998, or if the Company is required to increase the absolute levels of sales and customer support expenses in 1998 to support its release of new desktop computer-based fax services, then selling, general and administrative expenses could increase as a percentage of total 1998 revenues.

          Research and Development Expenses.  Research and development expenses
          ---------------------------------
increased 19% to $13.5 million in 1997 from $11.3 million in 1996. This increase resulted primarily from an increase in research and development personnel from 92 at December 31, 1996 to 107 at December 31, 1997 to support the development of new services, primarily the Company's broadcast fax service and its desktop computer-based fax service. Research and development expense as a percentage of revenues declined to 31% in 1997 from 45% in 1996. The Company expects research and development expenses to continue to decline as a percentage of total revenues in 1998. However, there can be no assurance that the Company will not be required to increase its absolute levels of research and development expenses in order to complete development of its desktop computer-based fax services, to enhance its broadcast fax services, or to develop new services that the Company determines are required in order to remain competitive. In addition, if the Company's total revenues during 1998 do not continue to grow or if revenues decline relative to 1997, then research and development expenses as a percentage of total revenues could increase.

          Depreciation and Amortization Expenses.  Depreciation and amortization
          --------------------------------------
expenses associated with the Company's internal computer systems, equipment, furniture and the like increased by 81% to $4.9 million in 1997 from 2.7 million in 1996. This increase was due primarily to the purchase by the Company in late 1996 of new office equipment and furniture in connection with the relocation of the Company's world headquarters to Lowell, Massachusetts in December 1996, as well as the purchase of additional computer equipment to support personnel added during 1997.

          Interest Income.  Interest income increased to $5.5 million in 1997
          ---------------
from $0.2 million in 1996, due to the Company's receipt of interest during 1997 on the net proceeds from the sale of $175 million in Senior Notes on February 21, 1997. The Company expects interest income to decline in 1998 as the Company continues to apply the net proceeds received from the Senior Note sale.

          Interest Expense.  Interest expense increased to $28.4 million in 1997
          ----------------
from $2.5 million in 1996. This increase was primarily a result of the debt incurred by the Company on February 21, 1997 upon the sale of the Senior Notes and, to a lesser extent, the accrual of interest in respect of borrowings during 1995 and 1996 under the Company's debt facilities with SingTel (Netherlands Antilles) Pte. N.V., an affiliate of SingTel ("SingTel NA").

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues.  Revenues grew 136% to $25.2 million in 1996 from $10.7 million
     --------
in 1995. This increase was primarily a result of an increase in fax document traffic from approximately 10.5 million minutes in 1995 to approximately 22.7 million minutes in 1996. The increase in traffic was due to the increase in the number of UNIFI's customers from approximately 4,300 at December 31, 1995 to approximately 8,400 at December 31, 1996. The Company believes that approximately 2,696 of such new customers were added as a result of the introduction of fax document delivery service for documents originating in the United Kingdom, France, Germany, Hong Kong and Korea in 1996.

     Cost of Revenues.  Cost of revenues increased 252% to $27.5 million in 1996
     ----------------
from $7.8 million in 1995. This increase resulted primarily from the increased level of transmission activity (which increased the proportion of off-net traffic) in 1996 as well as the increase in the number of personnel in the document delivery and network support groups to support the expansion of the Company's services from two to eight countries. Cost of revenues as a percentage of revenues increased to 109% in 1996 from 74% in 1995, as the cost of the build-out of the Company's infrastructure exceeded sales growth over the period. In addition gross margins were adversely impacted by the increase in the percentage of off-net deliveries over the period.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative expenses (including customer service expenses) increased by 124% to $31.2 million in 1996 from $13.9 million in 1995. As a percentage of revenue, selling, general and administrative expenses declined to 124% in 1996 from 131% in 1995. Of these amounts, sales and customer service expenses increased 118% to $25.7 million in 1996 from $11.8 million in 1995, while general and administrative expenses increased 56% to $4.2 million in 1996 from
$2.7 million in 1995.   The increase in sales and customer service expenses was
primarily the result of the addition of 216 sales and customer service personnel in 1996 to support the expansion of UNIFI's operations from two countries to eight countries. Sales and customer service expenses as a percentage of revenue declined to 102% in 1996 from 111% in 1995. The increase in general and administrative expenses in 1996 resulted primarily from increased administrative and overhead costs associated with UNIFI's expansion of the Intelligent Delivery Network.

     Research and Development Expenses.  Research and development expenses
     ---------------------------------
increased 140% to $11.3 million in 1996 from $4.7 million in 1995. This increase resulted primarily from an increase in research and development personnel from 43 at December 31, 1995 to 92 at December 31, 1996 to support the simultaneous start-up of six new country units and the development of additional new product lines. Research and development expense as a percentage of revenues increased to 45% in 1996 from 44% in 1995.

     Interest Income.    Interest income decreased to $0.2 million in 1996 from
     ---------------
$0.7 million in 1995. This decrease primarily resulted from the decrease in cash which was used in operating activities and invested in hardware for the expansion of the Intelligent Delivery Network.

     Interest Expense.    Interest expense increased to $2.5 million in 1996
     ----------------
from $0.4 million in 1995. This increase primarily resulted from borrowings under the Company's debt facilities with SingTel NA to fund its operations and the continuing expansion of the Intelligent Delivery Network.


LIQUIDITY AND CAPITAL RESOURCES

          UNIFI has incurred significant operating losses and negative cash flows in each year since it commenced operations, due primarily to start-up costs, the costs of developing and building the Intelligent Delivery Network and the cost of developing, selling and providing UNIFI's services. As a result of operating losses, cash used in operating activities amounted to $66.6 million in 1997, $22.5 million in 1996 and $14.4 million in 1995. Cash used in investing activities was $45.0 million in 1997, $20.7 million in 1996 and $6.0 million in 1995. In 1995 and 1996, these investment uses of cash largely consisted of the purchase of equipment utilized in the build-out of the Intelligent Delivery Network. In 1997, $34.6 million of cash used in investing activities related to the funding of a restricted escrow account out of the net proceeds to the Company from the sale in February 1997 of the Senior Notes, from which the Company is required to make the first four interest payments on the Senior Notes.

The portion of cash used in purchasing network related equipment during 1997 [$10.5 million] represents a decline in such investment usage of cash compared to 1996, and reflects the fact that 1996 represented a period of significant network expansion for the Company. UNIFI has historically financed its cash requirements for operations and investments primarily through private sales of debt and equity securities as well as equipment financing arrangements and other borrowings, most recently the sale of $175 million in aggregate principal amount of Senior Notes in February 1997. Net cash provided by financing activities were $158.8 million in 1997, $38.2 million in 1996 and $26.7 million in 1995. There is no further borrowing capacity under the Company's existing loan agreements with SingTel NA. Under the Indenture pursuant to which the Senior Notes were issued by the Company in 1997, the Company is permitted to incur certain additional indebtedness under certain conditions and restrictions.

          UNIFI does not have a significant source of liquidity other than the remaining net proceeds from its sale in February 1997 of the Senior Notes (excluding the approximately $34.5 million of U.S. Government Securities held in escrow that will be used to fund the next two interest payments on the Senior Notes). At March 18, 1998, the Company had approximately $39.0 million in unrestricted cash available to it. The report of the independent public accountants on the Company's consolidated financial statements for and as of the year ended December 31, 1997 contains an explanatory fourth paragraph addressing the significant uncertainty regarding the Company's ability to continue operating as a going concern unless it is able to raise sufficient capital to fund operations through the end of 1998. The Company believes that it will require significant additional funds in order to continue its operations as presently conducted beyond July 1998. The Company is actively exploring ways in which it can raise the required funds within the required time under the provisions of the Indenture. However, there can be no assurance that the Company will be able to raise such funds prior to exhaustion of its existing cash resources, on terms favorable to the Company or at all. Furthermore, there can be no assurance that the amount of additional indebtedness the Company is permitted to incur under the Indenture will be sufficient to satisfy the Company's needs for additional funding beyond July 1998 or thereafter, even if the Company is able to raise such funds. Failure of the Company to obtain sufficient additional funds prior to exhaustion of its existing cash resources could result in the insolvency of the Company or require the Company to materially reduce and restructure the scope of its operations in order to avoid insolvency. Should the Company be unable to obtain sufficient additional funds for operations, there can be no assurance that the Company will be able to effectively reduce and restructure its business activities prior to insolvency. Moreover, if the Company's current projection of future cash flows from operations is inaccurate in any material respect, the Company's remaining unrestricted cash could be exhausted prior to the Company's current projections, which could result in the Company's insolvency. See "Risk Factors-Need For Additional Financing; and-Substantial Leverage."

          The Company is highly leveraged and has substantial financial commitments. As of December 31, 1997, the Company had current liabilities of approximately $30.4 million and long term debt of approximately $212.0 million (including the Senior Notes received at a discount of approximately $10.2 million). Included in current liabilities is the present value of the Company's minimum lease payments under capital leases of approximately $1.0 million. In addition, the Company's total minimum payments under its operating leases was approximately $9.8 million at December 31, 1997. Approximately $7.3 million of such operating lease payments are for the four years ending December 31, 2001. The Indenture permits the Company and its subsidiaries to incur additional indebtedness under certain circumstances to fund the expansion of the Company's network, and for other permitted purposes and, to a limited extent, to secure such indebtedness with liens on the assets of the Company and its subsidiaries. Holders of secured indebtedness will have priority over the holders of Senior Notes in right of payment to the extent of the value of the assets securing such indebtedness. The Company is required to make its first interest payment on the Senior Notes from its own funds on September 1, 1999. The ability of the Company and its subsidiaries to make this and other scheduled payments with respect to the Senior Notes, and with respect to other indebtedness, will depend upon, among other things, the Company's ability to obtain additional funds, the market acceptance and customer demand for the Company's services and the future operating performance of the Company. Each of these factors is, to a large extent, subject to economic, financial, competitive, regulatory and other factors, many of which are beyond the Company's control. If the Company does not generate sufficient increases in cash flow from operations to repay the Notes at maturity, it could attempt to refinance the Notes;

however, no assurance can be given that such a refinancing would be available on terms acceptable to the Company, or at all. Any failure by the Company to satisfy its obligations with respect to the Senior Notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the Indenture and could cause a default under agreements governing other indebtedness, if any, of the Company. See "Risk Factors-Historical and Anticipated Operating Losses; Negative Cash Flow from Operations" and "-Need for Additional Financing."


IMPACT OF YEAR 2000 ISSUE

     The Company's business operations depend to a significant extent on computer-based systems. The Company's Intelligent Delivery Network, by which the Company provides its services to customers, employs computer hardware and software, as do the Company's internal business and accounting systems. In addition, most or all of the Company's key suppliers and customers employ computer systems in the provision of their services or business to the Company. All such computer systems are at risk from the Year 2000 Issue, meaning that such systems and their associated software may not have been designed to properly manage and process date-related information for dates from and after January 1, 2000. It is possible that such systems, of the Company, its suppliers and customers, will malfunction when required to process date-related data with respect to such dates. Any such malfunction in the Company's computer systems or in the computer systems of its key customers and suppliers could have a material adverse effect on the Company's business or results of operations. Such a malfunction in the Company's Intelligent Delivery Network could prevent the Company from providing its revenue-generating services to customers until such malfunction was corrected. A malfunction in the Company's internal systems could prevent the Company from timely and properly issuing invoices to its customers for services provided or from preparing timely and accurate financial statements.

     The Company is presently conducting an audit of its computer systems as well as those of certain of its key suppliers and customers in order to determine whether and to what extent such systems face a Year 2000 problem and, if so, to determine the expected costs to the Company from correction of such problem (with respect to its own systems) and the expected effects on the Company of a failure to correct such problems by the required date. There can be no assurance that the Company will timely identify any or all of such potential Year 2000 problems in its own systems or those of others. If the Company identifies significant Year 2000 problems in its own systems, there can be no assurance that the Company will not be required to expend significant financial and/or human resources in correction of such problems. The Company currently has made no estimate of, nor established a reserve for, any such potential costs. Diversion of financial and/or human resources to correction of Year 2000 problems could materially adversely affect the Company's ability to continue development of new services or expansion of its network. Moreover, there can be no assurance that the Company will be able to obtain the services of qualified third parties to assist the Company in the timely identification and correction of Year 2000 problems.

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements of UNIFI Communications, Inc. and Subsidiaries


Report of Independent Public Accountants..............................   F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997..........   F-3

Consolidated Statements of Operations for the Years Ended
      December 31, 1995, 1996 and 1997................................   F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended
     December 31, 1995, 1996 and 1997.................................   F-5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996 and 1997.................................   F-6

Notes to the Consolidated Financial Statements........................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of

UNIFI Communications, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UNIFI Communications, Inc. ( a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIFI Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant operating losses over the past three years and has substantial accumulated and stockholders' deficits December 31, 1997. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Arthur Andersen LLP
                                        -------------------------------
                                            Arthur Andersen LLP

Boston, Massachusetts
February 19, 1998 (except for the matters discussed in Notes 4 and 18 for as to which the date is March 17, 1998)

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                (In Thousands, except share and per share data)

                          ASSETS
                                                              DECEMBER 31,
                                                         1996               1997
Current Assets:
  Cash and cash equivalents                            $  4,538           $50,687
  Restricted cash and cash equivalents                    1,092             1,183
  Restricted investments                                      -            22,729
  Accounts receivable, less reserves of
    approximately $184 and $294 in
    1996 and 1997, respectively                           4,701             7,965
  Accounts receivable from principal
    stockholder                                               -               309
  Prepaid expenses and other current assets                 811               750
                                                      ---------         ---------
    Total Current Assets                                 11,142            83,623
                                                      ---------         ---------
Property and equipment, net                              24,824            25,452
                                                      ---------         ---------
Long-term restricted investments                              -            11,891

Minority interest in Fax Japan                            1,000                 -

Deferred financing costs, net                             2,764             8,319

Other assets, net                                         1,454             1,217
                                                      ---------         ---------
                                                       $ 41,184         $ 130,502
                                                      =========         =========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current portion of notes payable                     $  2,777         $   3,519
  Current portion of notes payable to
    Principal Stockholder                                 4,232               845
  Current portion of capital lease obligations            1,483               976
  Advances from principal stockholder                     4,318               312
  Accounts payable                                       13,660             4,615
  Accrued expenses                                       10,608            20,099
                                                      ---------         ---------
    Total Current Liabilities                            37,078            30,366
                                                      ---------         ---------
Long-Term Debt, net of current portion:
  Senior Notes Payable                                       -            165,506
  Capital lease obligations, net of current portion       1,821               968
  Notes payable, net of current portion                   3,433             1,968
  Notes payable to principal stockholder                 41,359            43,604
                                                      ---------         ---------
    Total Long-Term Debt, net of current portion         46,613           212,046
                                                      ---------         ---------
COMMITMENTS  (Note 13)

Stockholders' Deficit:
  Convertible Preferred Stock, $1.00 par value,
    24,715,000 shares authorized; 13,575,030 and
    issued and outstanding in 1996 and 1997,
    (preference in liquidation of $41,029,390
    at December 31, 1997)                                13,515            13,515
  Common Stock, $0.01 par value, 50,000,000 shares
    authorized; 3,786,025 and 3,862,021 issued and
    outstanding in 1996 and 1997, respectively               38                39
  Additional paid-in capital                             23,664            35,877
  Accumulated deficit                                   (80,286)         (161,120)
  Cumulative translation adjustment                         562              (221)
                                                      ---------         ---------
    Total Stockholders' Deficit                         (42,507)         (111,910)
                                                      ---------         ---------
                                                      $  41,184         $ 130,502
                                                      =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                (In Thousands, except share and per share data)

                                                  1995         1996         1997

Revenues                                       $   10,665   $   25,218   $   43,857
                                               ----------   ----------   ----------
Cost of revenues                                    7,232       23,842       37,945
Cost of revenues--depreciation                        608        3,628        4,275
                                               ----------   ----------   ----------
  Total cost of revenues                            7,840       27,470       42,220
                                               ----------   ----------   ----------

Gross Margin                                        2,825       (2,252)       1,637
                                               ----------   ----------   ----------

Operating Expenses:
  Selling, general and administrative              13,949       31,231       41,136
  Research and development                          4,701       11,283       13,510
  Depreciation and amortization                     1,622        2,751        4,923
                                               ----------   ----------   ----------

     Total operating expenses                      20,272       45,265       59,569
                                               ----------   ----------   ----------

     Loss from operations                         (17,447)     (47,517)     (57,932)

Interest income                                       721          155        5,534

Interest expense                                     (411)      (2,499)     (28,436)
                                               ----------   ----------   ----------

     Loss before minority interest                (17,137)     (49,861)     (80,834)

Minority interest in Unifi Japan                    2,480          948            -

     Net loss                                  $  (14,657)  $  (48,913)  $  (80,834)
                                               ==========   ==========   ==========
BASIC NET LOSS PER COMMON SHARE                $    (4.26)  $   (13.04)  $   (21.21)
                                               ==========   ==========   ==========

DILUTED NET LOSS PER COMMON SHARE              $    (4.26)  $   (13.04)  $   (21.21)
                                               ==========   ==========   ==========

WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING     3,437,464    3,752,089    3,811,747
                                               ==========   ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                (In Thousands, except share and per share data)

                                                 CONVERTIIBLE
                                               PREFERRED STOCK                   COMMON STOCK           ADDITIONAL
                                           NUMBER            $1.00        NUMBER             $0.01       PAID-IN
                                          OF SHARES        PAR VALUE     OF SHARES         PAR VALUE     CAPITAL
BALANCE, DECEMBER 31, 1994                  6,307           $ 6,307        3,324               $33        $ 9,126
  Compensation expense
   from vesting of
   restricted stock                            -                 -            -                 -              -
  Sale of Series G
   convertible preferred
   stock, net of issuance
   costs of $75                             8,570             8,570            -                 -         21,350
  Repurchase of convertible
   preferred stock and common
   stock warrants                          (1,738)           (1,738)           -                 -         (5,648)
  Conversion of subordinated
   debentures of stockholders                 376               376            -                 -          1,038
  Exercise of common stock
   options                                      -                 -          373                 4            127
  Cumulative translation
   adjustment                                   -                 -            -                 -              -
  Net loss                                      -                 -            -                 -              -
                                         --------          --------       ------              ----        -------

BALANCE, DECEMBER 31, 1995                 13,515            13,515        3,697                37         25,993
  Exercise of common stock
   options and warrants                         -                 -           89                 1             64
  Deemed dividend on
   acquisition of SingCom from
   principal stockholder                        -                 -            -                 -         (2,393)
  Cumulative translation
   adjustment                                   -                 -            -                 -              -
  Net loss                                      -                 -            -                 -              -
                                         --------          --------       ------              ----        -------

BALANCE, DECEMBER 31, 1996                 13,515            13,515        3,786                38         23,664
  Exercise of common stock
   options                                      -                 -           76                 1             78
  Warrants issued with
   senior notes                                 -                 -            -                 -         10,212
  Warrants issued with notes
   payable to principal
   stockholder                                  -                 -            -                 -          1,700
  Warrants issued with
   notes payable                                -                 -            -                 -            110
  Compensation expense on
   stock options                                -                 -            -                 -            113
  Cumulative translation
   adjustment                                   -                 -            -                 -              -
  Net loss                                      -                 -            -                 -              -
                                         --------          --------       ------              ----        -------
BALANCE, DECEMBER 31, 1997                 13,515          $ 13,515        3,862               $39        $35,877
                                         ========          ========       ======              ====        =======
                                                                       CUMULATIVE              TOTAL
                                       ACCUMULATED     DEFERRED       TRANSLATION          STOCKHOLDERS'
                                         DEFICIT     COMPENSATION      ADJUSTMENT              EUITY
BALANCE, DECEMBER 31, 1994              $ (16,716)       $ (2)            $  361               $    (891)
  Compensation expense
   from vesting of
   restricted stock                             -           2                  -                       2
  Sale of Series G
   convertible preferred
   stock, net of issuance
   costs of $75                                 -           -                  -                  29,920
  Repurchase of convertible
   preferred stock and common
   stock warrants                               -           -                  -                  (7,386)
  Conversion of subordinated
   debentures of stockholders                   -           -                  -                   1,414
  Exercise of common stock
   options                                      -           -                  -                     131
  Cumulative translation
   adjustment                                   -           -                338                     338
  Net loss                                (14,657)          -                  -                 (14,657)
                                        ---------        ----             ------               ---------

BALANCE, DECEMBER 31, 1995                (31,373)          -                669                   8,871
  Exercise of common stock
   options and warrants                         -           -                  -                      65
  Deemed dividend on
   acquisition of SingCom from
   principal stockholder                        -           -                  -                  (2,393)
  Cumulative translation
   adjustment                                   -           -               (137)                   (137)
  Net loss                                (48,913)          -                  -                 (48,913)
                                        ---------        ----             ------               ---------

BALANCE, DECEMBER 31, 1996                (80,286)          -                562                 (42,507)
  Exercise of common stock
   options                                      -           -                  -                      79
  Warrants issued with
   senior notes                                 -           -                  -                  10,212
  Warrants issued with notes
   payable to principal
   stockholder                                  -           -                  -                   1,700
  Warrants issued with
   notes payable                                -           -                  -                     110
  Compensation expense on
   stock options                                -           -                  -                     113
  Cumulative translation
  adjustment                                    -           -               (783)                   (783)
  Net loss                                (80,834)          -                  -                 (80,834)
                                        ---------        ----             ------               ---------
BALANCE, DECEMBER 31, 1997               (161,120)       $  -             $ (221)              $(111,910)
                                        =========        ====             ======               =========


  The accompanying notes are an integral part of these consolidated financial statements.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                (IN THOUSANDS)

                                                                                          1995        1996        1997
Cash flows from operating activities:
  Net loss                                                                              $(14,657)   $(48,913)   $(80,834)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         2,230       6,378      10,653
     Amortization of discounts on debt                                                         -           -         927
     Minority Interest in Unifi Japan                                                       (2,480)       (948)          -
     Write-off of minority interest in Unifi Japan                                               -           -       1,000
     Compensation expense related to the issuance of common stock and options                  2           -         113
     Gain on disposal of property, and equipment                                               -           -        (115)
  Changes in assets and liabilities, net of effect from the acquisition of SingCom-
    Accounts receivable                                                                   (1,093)     (2,459)     (3,685)
    Accounts receivable from principal stockholder                                          (100)        100        (309)
    Prepaid expenses and other current assets                                               (174)        324          16
    Accounts payable                                                                         432      10,249      (8,849)
    Accrued expenses                                                                       1,428       8,423      13,509
    Advances from principal stockholder                                                        -       4,318         994
                                                                                        --------    --------    --------
      Net cash used in operating  activities                                             (14,412)    (22,528)    (66,580)
                                                                                        --------    --------    --------
Cash flows from investing activities:
    Purchases of property and equipment                                                   (5,153)    (20,138)    (10,481)
    Proceeds from sale of property and equipment                                               -           -         443
    Increase in other assets                                                                (804)       (680)       (340)
    Cash acquired in purchase of SingCom                                                       -         162           -
    Increase in restricted investments                                                         -           -     (34,620)
                                                                                        --------    --------    --------
      Net cash used in investing activities                                               (5,957)    (20,656)    (44,998)
                                                                                        --------    --------    --------
Cash flows from financing activities:
    Payments on capital lease obligations                                                 (1,309)     (1,469)     (1,563)
    Proceeds from issuance of convertible subordinated
        debentures to stockholders                                                           811           -           -
    Repayment of convertible subordinated debentures to
        stockholders                                                                      (1,778)          -           -
    Proceeds from notes payable to stockholders                                            1,000           -           -
    Repayments on notes payable to stockholders                                           (1,010)          -           -
    Proceeds from issuance of notes payable                                                3,058       6,786         307
    Repayment on notes payable                                                            (2,241)          -        (685)
    Proceeds from borrowings under notes payable with
        principal stockholder                                                              8,357      32,810           -
    Payments under notes payable with principal
        stockholder                                                                            -           -      (2,626)
    Deferred financing costs                                                              (2,845)          -           -
    Proceeds from borrowings under line of credit with a bank                                350           -           -
    Repayment on revolving line of credit with a bank                                       (350)          -           -
    Net Proceeds from issuance of Senior Notes                                                 -           -     163,275
    Payments for repurchase of convertible preferred stock and
        common stock warrants                                                             (7,386)          -           -
    Proceeds from exercise of common stock options and warrants                              131          65          79
    Proceeds from sale of convertible preferred stock                                     29,920           -           -
                                                                                        --------    --------    --------
      Net cash provided by financing activities                                           26,708      38,192     158,787

EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                       338        (502)       (969)

INCREASE IN RESTRICTED CASH AND CASH EQUIVALENTS                                               -      (1,092)        (91)
                                                                                        --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND  CASH EQUIVALENTS                                      6,677      (6,586)     46,149

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             4,447      11,124       4,538
                                                                                        --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $ 11,124    $  4,538    $ 50,687
                                                                                        ========    ========    ========

The accompanying footnotes are an integral part of these consolidated financial statements.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1)  OPERATIONS

UNIFI Communications, Inc. and subsidiaries (the Company) was incorporated on September 20, 1990. The Company provides business-to-business domestic and international enhanced fax document delivery and voice transmission services.

The Company is subject to a number of risks common to companies in similar stages of development, including dependence on key individuals, competition from substitute services and larger companies, the need for adequate financing to fund future operations, the continued successful development and marketing of its services and the attainment of profitable operations. Although the Company has completed a significant financing during 1997, as described in Note 3, the Company continues to fund significant operating losses while seeking additional capital.

The Company's Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition raises substantial doubt about its ability to continue as a going concern. The Company has incurred losses of approximately $161 million since inception and has funded these losses principally through the issuance of debt and equity securities. The Company has a stockholders' deficit of $112 million as of December 31, 1997, and is dependent on raising additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. The Company believes that its existing cash resources will be sufficient to fund its
current level of operations prior to August 1998.   Management continues to
pursue additional funding from various investment partners in order to maintain the strategy of expanding operations in major markets and to develop and enhance
new products and services.   However, no assurance can be given that such
financing will in fact be available to the Company or that the Company will be able to develop and deploy new products. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the next fiscal year, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to consolidated financial statements.

(a)   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its eight wholly owned subsidiaries and majority-owned UNIFI Communications Japan (UNIFI Japan) (formerly Fax International Japan, Ltd., 63% owned). All material intercompany accounts and transactions of the consolidated companies have been eliminated in consolidation.

(b)  Minority Interest

In March 1994, the Company sold 196 shares of the common stock of its subsidiary, UNIFI Japan, to two Japanese corporations for approximately $7,600,000. These shares represented 49% of the voting interest in UNIFI Japan, and as long as the Company owns greater than 50% of the voting interest of UNIFI Japan, the Company has control of the Board of Directors. On May 27, 1997, the Company was notified by ORIX Corporation (ORIX), a minority stockholder of UNIFI Japan that it had elected to exercise its special exit right under the stockholders' agreement. On June 25, 1997, UNIFI Japan entered into an agreement with ORIX to purchase all 80 shares of UNIFI Japan stock held by ORIX
and its affiliates for an aggregate purchase price of approximately $1.00.   As
a result of the repurchased shares, the relative ownership interest in UNIFI Japan held by the Company and the remaining minority stockholder are 63% and 37%, respectively, as of December 31, 1997.

The accounts of UNIFI Japan are consolidated, and the minority ownership is treated as a minority interest. Accordingly, the accompanying consolidated balance sheets and statements of operations for the year ending

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


December 31, 1995 and 1996 reflect 49% of UNIFI Japan's loss as a minority interest. At December 31, 1996, the cumulative losses allocated to the minority interest exceeded the minority interest's investment. The remaining minority interest had agreed to fund losses up to an additional $1,000,000 through the guarantee of debt. Therefore, the minority interest balance as of December 31, 1996 is presented as an asset. The extent of the cumulative loss allocated to the minority interest exceeds the basis of their investment. The debt will not be repaid until the minority interest basis is recovered. For the years ended December 31, 1996 and 1997, minority interest loss of UNIFI Japan exceeded the $1,000,000 guaranteed debt, therefore, the Company recorded an additional loss related to the minority stockholder of approximately $148,000 and $439,000 for the years ended December 31, 1996 and 1997, respectively. As a result of the repurchase of ORIX shares and the uncertainty regarding the realizability of minority interest, the Company expensed in the statement of operations for the year ended December 31, 1997 the previously capitalized minority interest of $1,000,000, which is included in selling, general and administrative expense.

The Company also has an operating agreement with UNIFI Japan that requires the Company to perform certain services for UNIFI Japan in exchange for a management fee equal to 5% of UNIFI Japan's gross revenues and a stockholders' agreement with the two Japanese corporations. The agreement required the minority interest to provide loans of up to approximately $2,000,000 to UNIFI Japan, if requested by UNIFI Japan. In connection with obtaining this financing, the Company issued warrants to purchase 125,000 shares of the Company's $.01 par value common stock at an exercise price of $.40 per share to the two Japanese corporations. No value was ascribed to these warrants as the amounts would not be material to the financial statements. At December 31, 1997, the remaining minority stockholder continues to provide loans to UNIFI Japan under the original stockholders' agreement.

The stockholders' agreement provides the Company with four of seven Board of Directors' seats. Certain significant transactions, such as borrowings greater than $100,000, issuance of equity securities, consolidations and mergers, liquidations and other events, as defined, required a 2/3 Board approval. This agreement also provides the minority stockholder with special stockholder rights, including appointment of the President; commissions with respect to new customers sold by the respective stockholder, as defined; right of first refusal on asset-based lease financings for UNIFI Japan; right of first refusal on equity financings of UNIFI Japan; and certain rights in the event the Company has a change in control, including a put option to the Company and a call option by the Company, as defined in the stockholders' agreement. The agreement also restricts the sale of UNIFI Japan's stock by all stockholders and provides a special exit right to the minority stockholder to sell all, but not less than all, of the stock owned back to the Company as defined.

(c) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market. The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds that are readily convertible to cash.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires disclosures for certain investments as either trading, held-to-maturity, or available-for-sale. The Company has recorded short-term restricted and long-term restricted investments on the face of the balance sheets as held-to-maturity. These restricted investments consist of U.S. government securities held to pay interest payments on the Senior Notes (see Note 3) and are carried at amortized costs. The Company has approximately $34,620,000 of restricted investments at December 31, 1997.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(d)  Depreciation and Amortization

The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives on a straight-line basis, as follows:


 Description                        Estimated Useful Life
 -----------                        ---------------------
 Equipment                          3 - 6 years
 Equipment under capital lease      Life of lease
 Furniture and fixtures             3 - 15 years
 Leasehold improvements             Life of lease


The Company charged to cost of revenue depreciation expense of approximately $608,000, $3,528,000 and $2,751,000 operations depreciation and amortization expense of approximately $1,622,000, $2,751,000 and $4,923,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

Effective January 1, 1996, the Company changed the estimated useful life of certain equipment from five to three years. This change in estimate, which has been recorded prospectively, increased depreciation expense by approximately $1,553,000 for the year ended December 31, 1996.

(e)  Deferred Financing Costs

Deferred financing costs consist of the following:

                                         DECEMBER 31,
                                        (In Thousands)
                                        1996     1997
                                       -------  -------

Deferred financing costs               $ 3,282   $ 3,282
Deferred Senior Note offering costs        576     7,300
                                       -------   -------
                                         3,858    10,582

Less  Accumulated amortization           1,094     2,263
                                       -------   -------
                                       $ 2,764   $ 8,319
                                       =======   =======


Deferred financing costs consist of costs related to securing the Singapore Telecommunication's financing described in Note 4 and the Senior Notes Payable described in Note 3. The deferred financing costs are being amortized using the straight-line method over five years and the deferred Senior Note offering costs are being amortized using the effective interest rate method over seven years.

(f)  Revenue Recognition

Revenues are recorded in the period in which the related service is provided.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(g)  Research and Development Costs

The Company charges research and development costs to operations as incurred.

(h)  Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date in accordance with Statement of Financial Standards (SFAS) No. 52, Foreign Currency Translation. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the year. The resulting translation adjustments are excluded from the net loss of the Company and are accumulated as a separate component of stockholders' deficit. Foreign currency transaction gains or losses are reflected in the consolidated statement of operations and are not material.

i)  Management Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(j)  Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires
disclosure about fair value of financial instruments.   Financial instruments
consist of cash equivalents, accounts receivable, short term investments, long term investments, senior notes payable and notes payable. The estimated fair value of these financial instruments approximates their carrying value.

(k)  Net Loss per Common Share

SFAS No. 128, Earnings per share, requires disclosure about computing and
presenting earnings per share.   Basic net loss per common share is computed
based upon the net loss available to common stockholders and the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per common share since the shares of stock issuable pursuant to stock options, warrants and upon the conversion of the preferred stock are not considered as their effect would be antidilutive. The Company had 3,063,531 shares of stock options and 7,749,219 of warrants that were excluded from the net loss per common share computation at December 31, 1997.

(l)  Concentrations of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash equivalents, restricted cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents and investments in highly rated institutions. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to whom the Company makes
substantial sales.   No one customer constituted 10% or more of consolidated
revenues for the year ended December 31, 1997. To reduce risk, the Company routinely assesses the financial strength of its customers

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


and, as a consequence, believes that its account receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers in any particular industry or geographic area.

(m)  Postretirement Benefits

The Company has no obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

(n)  Long-Lived Assets

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires disclosures of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company has evaluated its long-lived assets and has determined that no material adjustment is necessary.

(o) Restricted Cash and Cash Equivalents

The Company has approximately $1,183,000 of short-term restricted cash at December 31, 1997. The short-term restricted cash consists of cash equivalents held with a bank for security on certain notes payable held by the Company's Japanese subsidiary.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(p) Noncash Investing and Financing Activities

The following table summarizes the supplemental disclosures of the Company's noncash transactions for the year indicated below:

                                                                                  1995          1996         1997
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS                                        (In Thousands)
  In connection with the acquisition of SingCom (Note 5):
    Fair value of assets acquired                                                       -       $(1,255)          -
    Deemed dividend                                                                     -        (2,393)          -
    Liabilities assumed                                                                 -         1,061           -
    Issuance of promissory note                                                         -         2,749           -
                                                                                 --------       -------     -------
    Cash acquired                                                                $      -       $   162     $     -
                                                                                 ========       =======     =======
  Conversion of convertible subordinated debentures to
    Series D and Series F convertible preferred stock                            $  1,414       $     -     $     -
                                                                                 ========       =======     =======
  Acquisition of property and equipment under capital lease
    obligations                                                                  $    730       $ 2,420     $   202
                                                                                 ========       =======     =======
  Conversion of advances from principal stockholder to Senior Notes              $      -       $     -     $ 5,000
                                                                                 ========       =======     =======
  Conversion of notes payable and accrued interest into term note                $      -       $     -     $  2049
                                                                                 ========       =======     =======
  Discount on debt issued in connection with the issuance of common stock
    warrants                                                                     $ 12,021       $     -     $     -
                                                                                 ========       =======     =======
  Conversion of accrued interest on notes payable to principal
    stockholder                                                                  $      -       $     -     $ 3,763
                                                                                 ========       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                         $    570       $   352     $14,064
                                                                                 ========       =======     =======

(q)  New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income which is effective for the fiscal years beginning after December 15, 1997. The Company has not yet assessed the impact of adopting this new accounting standard. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources

In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information which is effective for fiscal year beginning after December 15, 1997 and early adoption is encouraged. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Unless impracticable, companies would be required to restate prior information upon adoption.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(r)  Reclassifications

Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

(3)  SENIOR NOTES PAYABLE

  On February 21, 1997, the Company sold 175,000 units for $175,000,000, each unit consisting of $1,000 principal amount of 14% Senior Notes due March 1, 2004 and one warrant to purchase 27.524674 shares of the Company's common stock, at an exercise price per share of $0.25. Warrants representing the right to repurchase a total of 4,816,818 shares of common stock were issued. Interest is due semi-annually on March 1 and September 1 of each year beginning September 1, 1997. The sale of the units resulted in net proceeds to the Company of approximately $105,000,000, after offering expenses and the payment of certain obligations and including approximately $46,000,000 which has been escrowed for certain Senior Note interest payments.

The Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2001 at the redemption price, as defined, plus any accrued interest. Upon a change of control, as defined, each noteholder will have the right to require the Company to repurchase the Senior Notes at 101% of face value, plus accrued interest. The Agreement contains certain restrictive operating covenants, including restrictions on payment of dividends, incurrence of additional indebtedness, mergers, and sales by the Company of its assets. The Company was in compliance with its covenants at December 31, 1997.

Each warrant is exercisable on or after the earlier of (i) one year from the date of issuance, and (ii) the occurrence of another exercise event, as defined. Unless exercised, the warrants will automatically expire on March 1, 2007. In addition, in the event that the Company does not consummate an initial public offering (IPO) of its equity securities, resulting in gross proceeds to the Company of at least $35,000,000, by September 1, 1999, the Company will be required to issue additional warrants to the holders of the Senior Notes in an amount equal to 8% of the Company's then outstanding fully diluted common stock. If an IPO has not occurred by March 1, 2002, the Company will be required to repurchase the Warrants at their then fair market value, as defined. The Company has valued these Warrants using the Black-Scholes method and has reduced the face value of the Senior Notes by approximately $10,200,000. The discount will be amortized over the life of the Senior Notes, seven years.

On July 28, 1997, the Company commenced an exchange offer for the Senior Notes, pursuant to which holders of the Senior Notes were permitted to exchange the Senior Notes for Senior Notes of like tenor that were registered under the Securities Act of 1933, as amended. During the Company's exchange offer, which closed on September 3, 1997, the entire $175,000,000 in original principal amount of privately placed Senior Notes were exchanged by the holders for registered Senior Notes. At December 31, 1997 the carrying value of the Senior Notes is approximately $166,000,000 and the accrued interest is approximately $8,167,000.

(4)  SINGAPORE TELECOMMUNICATIONS FINANCING

On April 10, 1995, the Company sold to SingTel Global Services Pte., Ltd. (SingTel Global) (the principal stockholder) 8,570,000 shares of Series G convertible preferred stock for $3.50 per share for aggregate gross proceeds of approximately $30,000,000 (see Note 18). The rights, preferences and privileges of the Series G Preferred Stock are described in Note 11(a). As part of a stockholders' agreement, SingTel Global has the right to initiate a call offer for certain outstanding shares of the Company's capital stock, prior to the fifth anniversary of the stockholders' agreement, as defined. The call price, as defined, shall not exceed $20.00 per share. The founder and major stockholder of the Company has agreed to sell his shares in the event of such a call offer. In addition, in the event of a call offer, SingTel Global has

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


the obligation to purchase all shares offered for sale under this call option. In connection with the sale of Series G convertible preferred stock and debt financing, certain third-party individuals were issued options to purchase 90,000 shares of common stock at $.35 per share. No value was ascribed to these options as the amount would not be material to the financial statements.

In conjunction with the Series G preferred stock investment, SingTel (Netherlands Antilles) Pte N.V. (SingTel NA) provided the Company with a five-year credit facility, as amended on February 14, 1997 by a debt restructuring agreement (the Debt Restructuring Agreement), under which the Company may borrow up to a maximum of $25,000,000. All amounts drawn under the credit facility are due on the later of (i) March 1, 2005 or (ii) the date on which the Senior Notes discussed in Note 3, are paid, defeased, redeemed or otherwise satisfied in full (the Senior Note Payment Date) (Provided that if the Senior Notes are repaid in full prior to March 1, 2005, borrowings under the credit and asset facilities will become due 91 days after the Senior Notes payment date). The interest rate under the credit facility is 3% over the five-year benchmark U.S. Treasury bond rate, as defined, on the applicable drawdown date. Interest under the credit facility shall accrue and be added to the outstanding principal balance on a quarterly basis until the Senior Note Payment Date. Thereafter, interest shall be paid quarterly, in arrears. The Company has reached the maximum borrowing capacity of $25,000,000. There is a total of $29,110,000 of principal and accrued interest outstanding under the credit facility at December 31, 1997.

SingTel NA had also provided the Company with $15,000,000 of financing, as amended on February 14, 1997 by the Debt Restructuring Agreement, to purchase certain types of fixed assets. The Debt Restructuring Agreement to the asset facility provides for an interest rate equal to the six-month LIBOR rate on the applicable drawdown date plus 2%. Interest under the asset facility shall accrue and be added to the outstanding principal balance on a quarterly basis until the Senior Note Payment Date. Thereafter, interest shall be paid quarterly, in arrears. The Company has reached the maximum borrowing capacity of $15,000,000. There is a total $16,012,000 of principal and accrued interest outstanding under the asset facility at December 31, 1997.

Under the term of the Debt Restructuring Agreement, the Company is required to adhere to certain operating covenants. At December 31, 1997, the Company was in compliance with its covenants.

In addition, on February 21, 1997 the Company granted SingTel a warrant to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $1.83. The value ascribed to this warrant, using the Black-Scholes valuation method, is approximately $0.85 per warrant share. The Company recorded a discount on the SingTel NA debt of approximately $1,700,000 in respect of this warrant, which will be amortized to interest expense over the remaining life of the SingTel NA debt. The unamortized discount on notes payable to principal stockholder at December 31, 1997 was approximately $1,518,000.

On March 14, 1998, SingTel Global sold all of its shares of Series G convertible preferred stock to Mr. Douglas J. Ranalli, Chairman and Chief Executive Officer of the Company, and in connection therewith the Series G stock purchase agreement and the stockholders' agreement were terminated. See Note 18.

(5)  ACQUISITION OF SINGCOM FAX BUSINESS

On September 29, 1997, the Company acquired all of the issued and outstanding capital stock of Fax International Australia Pty. Limited, an Australian corporation ("FIA") for an aggregate purchase price of approximately $1,500. On September 30, 1997, FIA, using funds provided by the Company, purchased certain assets and assumed certain liabilites of SingCom (Australia) Pty. Limited, an Australian corporation ("SingCom") relating to its fax business. The aggregate purchase price paid by FIA for SingCom's fax business assets was approximately $2.5 million, of

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


which two-thirds was paid in cash at closing and the remaining one-third is payable two and one-half years following the closing. SingCom and the selling shareholders of FIA are affiliates of SingTel. These transactions were consummated pursuant to a letter of intent between the Company and SingTel and are effective as of April 1, 1996. On and as of such date, by agreement with SingTel, the Company assumed operational control of FIA and the fax business of SingCom. In connection with these transactions, at the closing the Company paid approximately $1.4 million to SingTel in repayment of certain indebtedness of SingCom to SingTel respecting SingCom's fax business. Because the Company obtained effective control of the operations of SingCom's fax business as of April 1, 1996, the operations of SingCom's fax business are included in the consolidated financial statements of the Company beginning April 1, 1996. The purchase has been accounted for on a book value basis due to the related party nature of the transaction, and is consistent with accounting treatment of entities under common control. The excess of the purchase price over the book value of the assets acquired has been charged to stockholders' deficit as a deemed dividend to the Company's principal stockholder, SingTel Global. Pro forma financial information has not been presented as such information is not material.

Under the agreement between FIA and SingCom, FIA is required to pay SingCom a total of $1,296,494 (Australian) or approximately $845,000 based upon December 31, 1997 conversion rate, or before March 31, 2000. The outstanding principal balance of approximately $845,000 is recorded as short term debt at December 31, 1997.

(6)  ADVANCES FROM PRINCIPAL STOCKHOLDER

Pursuant to a series of letter agreements, SingTel had made advances to the Company of $13,350,000 under the Company's intercompany operating agreement with
SingTel of which $312,000 was outstanding as of December 1997.   Each such
advance bears interest at a rate per annum equal to the sum of (i) the one-year United States Treasury rate in effect at the time the advance was made plus (ii) 5%. All such interest is payable by SingTel to the Company under the intercompany operating agreement. Accrued interest related to the advances was approximately $6,800 at December 31, 1997. SingTel had canceled approximately $6.8 million of such indebtedness in exchange for 5,000 Senior Note units and the payment of approximately $1.8 million in cash upon the closing of the Senior Note offering discussed in Note 3.

(7)  RELATED PARTY TRANSACTIONS

The Company has entered into agreements with certain stockholders, which provide credit facilities and provide for license fees, royalties and transmission and management fees to be paid to the Company. The Company believes that the terms of these transactions are on terms no less favorable to the Company than could
be obtained from unaffiliated third parties.   In addition, the Company has
issued warrants to certain stockholders in connection with certain debt and equity financing. See Notes 2b, 3, and 4 for the terms of these transactions.

During 1995, the Company initiated a Stock Buyback Program, whereby the Company purchased various preferred stock and warrant holders rights for $3.50 per share (see Note 12).

The Company has licensed the rights to its technology for use in Singapore to SingTel in exchange for a license fee based upon a percentage of the future gross revenue generated in Singapore. SingTel also has the right to purchase 49% of the equity in companies to be established by the Company in Australia and the Philippines based on defined terms and conditions.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(8)  NOTES PAYABLE

In September 1995, the Company issued notes payable totaling $3,057,802 to two Japanese banks. The notes are collaterized by certain cash investments of the Company. Principal and interest are repayable in Japanese yen. The notes mature through June 1998 and bear interest at rates ranging from 1.06% to 1.6%. At December 31, 1997, there is approximately $2,066,000 outstanding under the note payable. The foreign exchange impact on these notes payable are immaterial at December 31, 1997.

On August 2, 1996, the Company entered into a promissory note for $1,500,000 with its landlord for the financing of leasehold improvements. The note bears interest at 13% payable monthly beginning December 1996. Principal shall be paid monthly beginning on December 1, 1996, based on a seven-year amortization. All outstanding principal and interest is payable in full on June 1, 1998. At December 31, 1997, the outstanding balance was approximately, $1,338,000. The Company has the option of extending the maturity of the note by an additional six months. If the Company elects this extension, the Company agrees to sell to the lessor 10,000 shares of common stock at $.01 per share. In addition, the Company issued to the landlord a warrant to purchase 30,000 shares of common stock at $.01 per share, which were exercised immediately. No value was ascribed to these warrants as the amount would not be material to the financial statements.

On December 31, 1996, the Company entered into a note payable for $2,000,000 with a company. During 1996, the Company purchased $2,600,000 of equipment from this company. The equipment has been capitalized and is being depreciated over three years. On April 1, 1997, the Company agreed to exchange the original note plus accrued interest for a new convertible term note and a warrant to purchase 56,406 shares of the Company's common stock at an exercise price per share of $0.25. The value ascribed to the warrant, using the Black-Scholes valuation method, is approximately $1.94 per warrant share. The Company recorded a discount on the term note of approximately $110,000 in respect of this warrant, which will be amortized to interest expense using a straight-line method over five years. The new convertible term note bears interest at 14% per annum and matures on April 1, 2000. Accrued interest is paid semi-annually on October 1 and April 1. At December 31, 1997, the outstanding balance on the note was approximately $1,967,000. Accrued interest payable on the convertible note was approximately $71,000 at December 31, 1997.

On January 3, 1997, the Company entered into a note payable for $308,000 with a leasing company. The note bears interest at 12% per annum and expires on January 2, 2000. Principal and interest payments of $10,254 are paid monthly. At December 31, 1997, the outstanding principal balance was approximately $116,000.

The maturities of notes payable as of December 31, 1997 are as follows (In Thousands):


            YEAR                   AMOUNT
            ----                   ------
            1998                   $3,519
            1999                        1
            2000                    1,967
                                   ------
                                   $5,487

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(9)  CAPITAL LEASES

The Company has certain capital leases for property and equipment. The lease terms are for two to three years and expire at various dates through February 2000. The future minimum lease payments under capital lease obligations for respective years ending at December 31 are as follows (In Thousands):


             1998                                                 $1,042
             1999                                                    979
             2000                                                     12
                                                                  ------

                   Total minimum payments                          2,033
             Less--Amount representing interest                       89
                                                                  ------

                   Present value of minimum lease payments         1,944
             Less--Current portion of capital lease obligations      976
                                                                  ------

                   Long-term capital lease obligations,
                    net of current portion                        $  968
                                                                  ======

In connection with certain capital leases, the Company has issued warrants, to the lessors, exercisable for 10 years for the purchase of common stock. The Company granted warrants for the purchase of 200,781 shares of common stock at prices of $1.50 and $3.50 per share in 1994. In 1995, 1996 and 1997, no warrants were issued relating to capital leases. No value was ascribed to these warrants as the amount would not be material to the financial statements.

(10)  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 and 1997 consisted of the following:

                                                     1996      1997
                                                   --------  --------
                                                     (In Thousands)
Equipment                                           $23,900   $33,427
Equipment under capital lease                         7,572     7,074
Furniture and fixtures                                  693       726
Leasehold improvements                                2,640     2,740
                                                    -------   -------
                                                     34,805    43,967

Less--Accumulated depreciation and amortization       9,981    18,515
                                                    -------   -------
                                                    $24,824   $25,452
                                                    =======   =======

(11)  INCOME TAXES

The Company follows SFAS No. 109, Accounting for Income Taxes, by providing for income taxes under the liability method. Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the current tax rates. The principal differences between assets and liabilities for financial reporting and tax return purposes result primarily from the timing of certain expenditures for income tax purposes.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


At December 31, 1997, the Company has available net operating loss carryforwards in the United States of approximately $112,300,000 for financial reporting purposes expiring at various dates through 2012. Prior to August 21, 1991, the Company was a Subchapter S corporation under the Internal Revenue Code. Accordingly, the net operating losses generated prior to this date cannot be utilized by the Company. The Company also has available United States federal tax credit carryforwards of approximately $486,000 expiring through the year 2012. UNIFI Communications, Japan has available net operating loss carryforwards of approximately $11,300,000 for Japanese tax purposes as of December 31, 1997, expiring at various dates through 2002. The company also has foreign net operating loss carryforwards in France, Germany, United Kingdom, Hong Kong, China, Australia, Korea and Taiwan of approximately $5,800,000, $6,400,000, $5,000,000, $6,700,000, $580,000,$5,700,000, $2,350,000, and
$600,000 respectively, at December 31, 1997. The Company has recorded a full valuation allowance against all net operating losses and credit carryforwards due to the uncertainties surrounding the realization of these assets.

The United States Tax Reform Act of 1986 contains provisions that may limit the Company's U.S. net operating loss and credit carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders. As a result of the change in the ownership caused by the Company's issuance of Series G convertible preferred stock in 1995, approximately $15,000,000 of the Company's federal and state net operating loss is subject to an annual limitation of approximately $1,245,000.

The components of the deferred tax asset as of December 31, 1996 and 1997 are as follows:

                                                        1996      1997
                                                      --------   -------
                                                         (In Thousands)
Depreciation                                          $    793   $  1,869
License fee amortization                                     -        385
Accrued expenses                                           888        748
Allowance for bad debt                                      39        158
Net federal and state operating loss carryforwards      21,500     43,685
Foreign net operating loss carryforwards                 8,600     14,800
Credit carryforwards                                       263        486
                                                      --------   --------
                                                        32,083     62,131
                                                      --------   --------
Less -- Valuation Allowance                            (32,083)   (62,131)
                                                      --------   --------
Net deferred tax asset                                $      -   $      -
                                                      ========   ========

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(12)  STOCKHOLDERS' EQUITY (DEFICIT)

(a)  Convertible Preferred Stock

                                                          PAR VALUE
                                                        1996      1997
                                                       (In Thousands)
Series A, $1.00 par value--authorized--975,000
  shares issued and outstanding--743,000 in 1996
  and 1997                                              $   743  $   743
Series B, $1.00 par value--authorized--2,700,000
  shares issued and outstanding--1,381,038 in 1996
  and 1997                                                1,381    1,381
Series C, $1.00 par value--authorized--650,000
  shares issued and outstanding--481,560 in 1996
  and 1997                                                  481      481
Series D, $1.00 par value--authorized--2,600,000
  shares issued and outstanding--2,145,220 in 1996
  and 1997                                                2,145    2,145
Series E, $1.00 par value--authorized $150,000
  shares issued and outstanding--0 in 1996
  and 1997                                                    0        0
Series F, $1.00 par value--authorized--500,000
  shares issued and outstanding--194,212 in 1996
  and 1997                                                  195      195
Series G, $1.00 par value--authorized--8,570,000
  shares issued and outstanding--8,570,000 in 1996
  and 1997                                                8,570    8,570
                                                        -------  -------
                                                        $13,515  $13,515
                                                        =======  =======

The Company has authorized the issuance of up to 24,715,500 shares of convertible preferred stock (the Preferred Stock), $1.00 par value.

On February 21, 1997, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Delaware Secretary of State. The amendment eliminated the Company's authorized but unissued Series H Convertible Preferred Stock, $1.00 par value per share and authorized 8,570,000 shares of new Series I Convertible Preferred Stock, $1.00 par value per share. At December 31, 1997, no shares of Series I Convertible Preferred Stock were issued and outstanding.

The rights, preferences and privileges of the Series A, Series B, Series C, Series D, Series F, Series G and Series I Preferred Stock are listed below.

CONVERSION

The Preferred Stock is convertible into common stock at the rate of one share of common stock for each share of Preferred Stock, adjustable for certain dilutive events. Conversion is at the option of the preferred stockholder and may be required by the Company upon the closing of an initial public offering of the Company's common stock, as defined.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


VOTING RIGHTS

The holders of the Preferred Stock shall be entitled to vote on all maters and shall be entitled to the number of votes equal to the number of shares of common stock into which the Preferred Stock is convertible.

DIVIDENDS

The holders of the Preferred Stock shall be entitled to receive dividends when and if declared by the Board of Directors. In addition, the holders of the Preferred Stock shall be entitled to receive a dividend equal to any dividend paid on common stock.

LIQUIDATION PREFERENCE

The holders of the Preferred Stock have preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. The holders of the Series A and Series B Preferred Stock are entitled to a preference of $1.00 per share ($2,124,038 in aggregate at December 31, 1997) plus any declared but unpaid dividends. The holders of the Series C Preferred Stock are entitled to a preference of $1.50 per share ($722,340 in aggregate at December 31, 1997) plus any declared but unpaid dividends. The holders of the Series D, Series F, Series G and Series I Preferred Stock are entitled to a preference of $3.50 per share ($38,183,012) in aggregate at December 31, 1997, plus any declared but unpaid dividends). Each series of Preferred Stock ranks in parity with regard to liquidation preference.

REVOCABLE  VOTING PROXY

The Series C preferred stockholders have signed a revocable proxy whereby the president of the Company votes on all matters on the Series C preferred stockholders' behalf. The proxy has a five-year term, which began on May 31, 1993.

(b)  Common Stock

At December 31, 1997, 24,715,000 shares of common stock were reserved for the conversion of the Company's Preferred Stock based on a conversion ratio of one share of Preferred Stock in exchange for one share of common stock, the exercise of common stock options and warrants.

(c)  Stock Options

In 1994, the Company established the 1993 Stock Option Plan (the Plan), which provides for the granting of incentive stock options and nonqualified stock options. Options granted under the Plan vest over various periods and upon the achievement of certain milestones, as defined, and expire no later than 10 years from the date of grant. The number of shares of common stock reserved for issuance under the Plan is 5,575,000 shares.

During 1994, the Company adopted an executive compensation plan whereby the officers of the Company may receive up to 900,000 incentive stock options based on the increase in the Company's per share value, as defined. In 1994, 900,000 options were granted to certain officers under this Plan at an exercise price of $.35 per share, the fair market value of the Company's common stock as determined by the Board of Directors.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


In September 1997, the Company adopted an executive compensation plan (1997
Plan) whereby the Board of Directors, certain executives and managers of the Company may receive incentive stock options based on individual performance. The vesting terms of this 1997 Plan include (i) 50% vests when the stock reaches $7.00 per share and individuals have 18 months of continued employment from grant date and (ii) 50% vests when the stock reaches $10.50 per share and the individual has 36 months of continued employment from the grant date. In 1997, 360,000 options were granted at fair market value under the 1997 Plan.

Stock option activity is summarized as follows for the three years ended December 31, 1997:

                                                                WEIGHTED
                                  NUMBER OF                      AVERAGE
                                    SHARES     OPTION PRICE   OPTION PRICE
                                  ---------    -------------  ------------

Outstanding, December 31, 1994    1,554,620    $        0.35         $0.35
  Granted                         1,271,584      0.35 - 1.05          0.51
  Canceled                         (116,714)            0.35          0.35
  Exercised                        (373,489)            0.35          0.35
                                  ---------    -------------         -----
Outstanding, December 31, 1995    2,336,001      0.35 - 1.05          0.38
  Granted                           425,590      1.05 - 2.25          1.34
  Canceled                         (176,856)     0.35 - 2.25          0.95
  Exercised                         (53,236)     0.35 - 1.05          0.48
                                  ---------    -------------         -----
Outstanding, December 31, 1996    2,531,499      0.35 - 2.25          0.81
  Granted                         1,172,375      2.15 - 2.66          2.42
  Canceled                         (564,347)     0.35 - 2.66          1.29
  Exercised                         (75,996)     0.35 - 2.30          1.05
                                  ---------    -------------         -----
Outstanding, December 31, 1997    3,063,531    $0.35 - $2.66         $1.28
                                  =========    =============         =====
Exercisable, December 31, 1997    1,031,751    $0.35 - $2.66         $1.22
                                  =========    =============         =====

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


The Company has continued to measure employee stock compensation cost using the method of accounting prescribed in Accounting Principals Board (APB) No. 25. According to SFAS No. 123 Accounting for Stock-Based Compensation, entities electing to remain with the accounting required by APB No. 25 must make pro forma disclosures of net loss and, if presented, earnings per share, as if the fair value based method of accounting defined in the statement had been applied. Therefore, the Company has computed, for pro forma disclosure purposes only, the value of all options granted during 1996 and 1997 using the Black-Scholes option pricing model and as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in 1996 and 1997:

                                                      1996               1997
Risk-free interest rate                           5.63% - 6.95%      6.10% - 6.90%
Expected dividend yield                                      -                  -
Expected life                                          7 years            7 years
Expected volatility                                         65%                65%
Weighted average value of grants                 $        0.36      $        0.87
Weighted average remaining contractual
  life of options outstanding                       8.70 years         7.04 years
Weighted average exercise price of 562,855,
  960,172 and 1,031,751  options exercisable
  at December 31, 1995, 1996 and 1997,
  respectively                                   $        0.54      $        1.22



The total value of options granted during 1996 and 1997 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over three years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts:

                                     1996                1997
NET LOSS -                      (In Thousands)
  As reported                        $(48,913)         $(80,834)
  Pro forma                           (49,089)          (80,972)

BASIC AND DILUTED NET LOSS--
PER COMMON SHARE
  As reported                          (13.04)           (21.21)
  Pro forma                            (13.08)           (21.24)

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(d)  Warrants to Purchase Common Stock

The Company issued warrants pursuant to the 1994 Investor Incentive Stock Option Plan (the Warrant Plan). The Company has outstanding warrants for the purchase of common stock that vest immediately and are exercisable for a five-to-ten year period. The following table summarizes all warrant activity for the three-year period ended December 31, 1997:

                                   EXERCISE                  WEIGHTED
                                  NUMBER OF     PRICE PER     AVERAGE
                                    SHARES        SHARE        PRICE
Outstanding, December 31, 1994    1,189,092    $0.30 - $3.50    $0.88
  Warrants issued                   286,552             0.35     0.35
  Warrants canceled                (574,149)   0.30  -  1.50     1.04
                                  ---------    -------------    -----
Outstanding, December 31, 1995      901,495      0.30 - 3.50     0.50
  Warrants issued                    30,000             0.01     0.01
  Warrants exercised                (35,500)     0.01 - 0.35     0.29
  Warrants canceled                 (20,000)            1.00     1.00
                                  ---------    -------------    -----
Outstanding, December 31, 1996      875,995      0.35 - 1.05     0.59
  Warrants issued                 6,873,224      0.25 - 1.83     0.71
                                  ---------    -------------    -----
Outstanding, December 31, 1997    7,749,219    $0.25 - $3.50    $0.70
                                  =========    =============    =====
Exercisable, December 31, 1997    2,875,995    $0.25 - $3.50    $1.46
                                  =========    =============    =====

The warrants may be exercised at any time after issuance and expire at various dates through 2007. The warrants are subject to certain antidilution provisions that allow the holders of these warrants to participate in property and security dividends issued by the Company to common stockholders and to participate in any common stock dividends or splits.

In addition to the warrants granted under the Warrant Plan described above, on February 21, 1997, the Company granted a warrant to purchase 2,000,000 shares of common stock at a price of $1.83 per share to SingTel in connection with the Debt Restructuring Agreement as described in Note 4.

The Company granted a warrant to purchase 4,816,818 shares of common stock at a price of $.25 per share in connection with the Senior Note offering as described in Note 3.

On April 1, 1997, the Company granted a warrant to purchase 56,406 shares of common stock at a price of $.25 per share to a company in connection with the conversion of the convertible-term note as described in Note 7.

All 1997 warrants granted are being valued using the Black-Scholes method and amortized to interest expense over the life of the related debt.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(13)  COMMITMENTS

The Company and its subsidiaries lease equipment and office facilities under operating leases that expire at various dates through 2003. Rent expense for all operating leases charged to operations in the years ended December 31, 1995, 1996 and 1997 amounted to approximately $838,000, $2,600,000 and $2,690,000, respectively.

The minimum rental payments under the lease agreements for respective years ending December 31 are approximately as follows:


          YEAR                        AMOUNT
          ----                        ------
                                  (In Thousands)
          1998                         $2,286
          1999                          1,779
          2000                          1,654
          2001                          1,572
          2002                          1,323
          Thereafter                    1,169
                                       ------
            Total minimum payments     $9,783
                                       ======

(14) ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 1997:

                                       1996      1997
                                       (In Thousands)
Accrued payroll and related costs     $ 1,765   $ 2,884
Accrued telecommunications costs        3,211     3,589
Accrued equipment costs                 1,675     1,396
Accrued interest                          251     8,249
Accrued other expense                   3,706     3,981
                                      -------   -------
  Total                               $10,608   $20,099
                                      =======   =======

(15)  EMPLOYEE BENEFIT PLAN

On October 10, 1991, the Company adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code. The UNIFI Communications, Inc. 401(k) Plan (the 401(k) Plan) allows employees to make pretax contributions up to the maximum allowable amount set by the Internal Revenue Code. Under the 401(k) Plan, the company may match a portion of the employee contribution (but is not obligated to) up to a defined maximum. The Company made no contributions to the 401(k) Plan for the years ended December 31, 1995, 1996 and 1997. The Company may, but is not obligated to, provide profit sharing to employees. No profit sharing contributions were awarded in 1995, 1996 and 1997.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


(16)  GEOGRAPHIC SEGMENT INFORMATION

A summary of the Company's operations by geographic location for the years ended December 31, 1995, 1996 and 1997 is as follows (In Thousands):

                        NORTH AMERICA    EUROPE    PACIFIC RIM  ELIMINATIONS    TOTAL
DECEMBER 31, 1995
Revenues                    $   8,093    $      1     $  2,571     $      -     $  10,665
                            ---------    --------     --------     --------     ---------
Loss from operations        $ (11,956)   $   (372)    $ (5,119)    $      -     $ (17,447)
                            ---------    --------     --------     --------     ---------
Identifiable assets         $  25,319    $    441     $  3,055     $ (3,437)    $  25,378
                            ---------    --------     --------     --------     ---------
DECEMBER 31, 1996
Revenues                    $  21,799    $  1,273     $ 10,260     $ (8,114)    $  25,218
                            ---------    --------     --------     --------     ---------
Loss from operations        $ (31,900)   $(7,206)     $(8,411)     $      -     $ (47,517)
                            ---------    --------     --------     --------     ---------
Identifiable assets         $  64,386    $  3,135     $  8,300     $(34,637)    $  41,184
                            ---------    --------     --------     --------     ---------
DECEMBER 31, 1997
Revenues                    $  17,054    $  7,067     $ 19,736     $      -     $  43,857
                            ---------    --------     --------     --------     ---------
Loss from operations        $(38,228)    $(9,373)     $(9,320)     $ (1,011)    $ (57,932)
                            ---------    --------     --------     --------     ---------
Identifiable assets         $ 189,713    $  7,757     $ 10,812     $(78,007)    $ 130,502
                            ---------    --------     --------     --------     ---------

(17)  LOANS TO WORLD VOICE

The Company has made unsecured loans to WorldVoice Inc. (a development stage company) for the funding of operations of WorldVoice of $450,000 and $150,000 for the year ended December 31, 1996 and 1997, respectively. The Company has accounted for the loans to WorldVoice for the year ended as development funding, and accordingly, the Company has charged to operations the loans to WorldVoice as the funds were utilized by WorldVoice. Included in research and development expenses for the years ended December 31, 1996 and 1997 is $450,000 and $150,000, respectively.

(18)  SUBSEQUENT EVENT

On March 13, 1998, SingTel Global's representatives to the Company's Board of Directors, Mr. Lim Eng and Ms. Chua Sock Koong, resigned as directors of the Company. On March 14, 1998, SingTel Global, the largest stockholder of the Company, sold 8,570,000 shares of the Series G Convertible Preferred Stock of the Company to Douglas J. Ranalli, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, for an aggregate purchase price of $8,570. The Series G Shares represented all of the issued and outstanding shares of Series G Convertible Preferred Stock of the Company and were originally purchased by SingTel Global from the Company in April 1995 for an aggregate purchase price of approximately $30,000,000. In connection with the sale of the Series G Convertible Preferred Stock, Mr. Ranalli, SingTel Global and the Company agreed to terminate the Series G Convertible Preferred Stock Agreement and Stockholders Agreement dated April 10, 1995, as amended. Additionally, the liquidation preference as a result of the sale of the series G Convertible Preferred Stock will be reduced by $30,000,000.

On March 17, 1998, John B. Beinecke resigned from the Company's Board of Directors. Mr. Beinecke is a Vice President of Antaeus Enterprises, Inc. and a partner of 420 Associates which together own an aggregate of 974,039 shares of the Company's Common Stock and Preferred Stock (including warrants to purchase Common Stock), or

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (CONTINUED)


approximately 3.5% of the total issued and outstanding voting capital stock of the Company on a fully diluted basis. Mr. Beinecke had served as a director of the Company since 1994. Mr. Beinecke cited as his reason for resignation his belief that the business and strategic decisions facing the Company in 1998 and thereafter require expertise in the industry in which the Company operates which Mr. Beinecke feels he does not possess.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names, ages and positions of the directors and executive officers of the Company as of the date of this Annual Report on Form 10-K. All directors hold office until the next annual meeting of the stockholders of the Company and until their successors are duly elected and qualified, and all executive officers hold office at the pleasure of the Board of Directors.


        NAME                 AGE               POSITION
        ----                 ---               --------

Douglas J. Ranalli            36  Chairman of the Board of Directors,  Chief Executive Officer, Acting Chief Financial Officer,
                                  Acting Vice President of Research and Development
Mark F. Ranalli               32  Director, President of UNIFI Communications, Inc.
Thomas P. Sosnowski           61  Director, Vice President of Research
Timothy J. Martel             40  Executive Vice President and Chief Operating Officer
Steve Darrington              34  Vice President of Worldwide Customer Interaction
Shae J. Plimley               33  Vice President of Product Management
Alvorado Stoddard             42  President of North America Customer Interaction Unit



---------------
          Douglas J. Ranalli founded UNIFI in September 1990 and has been the Chairman and CEO of the Company since that time. Mr. Ranalli was also the
Company's President from 1990 to March 17, 1998.   In September 1997, Mr.
Ranalli became Acting Chief Financial Officer and the Acting Vice President of Research and Development of the Company upon the resignation of the Company's prior Vice President of Finance and Chief Financial Officer and its Vice President of Technology, respectively. Prior to starting UNIFI, Mr. Ranalli was the President and Founder of Student Life Magazine. Mr. Ranalli founded Student Life in 1981 as an undergraduate student at Cornell University. Within four years after graduation, Mr. Ranalli expanded the circulation of the magazine to over 1,000,000 per issue and had given it national distribution. In 1987 Mr. Ranalli sold the magazine to Time, Inc. Mr. Ranalli holds a B.S. in Engineering from Cornell University and an M.B.A. from the Harvard Business School. Mr. Ranalli is the spouse of Shae Plimley and the brother of Mark Ranalli.

          Mark Ranalli has been a director of the Company since March 16, 1998 and on March 17, 1998 was named as the Company's President. Prior to being named President, Mr. Ranalli held the positions of Vice President of Product Strategy from September 1997 to March 1998 and Vice President of UNIFI North America from June 1993 to September 1997. Prior to joining the Company in June 1993, Mr. Ranalli worked at AT&T and Prudential Securities. Mr. Ranalli holds a B.S. in Electrical Engineering from Stanford University and an MBA from The Amos Tuck School at Dartmouth University. Mr. Ranalli is the brother of Douglas Ranalli.

          Thomas P. Sosnowski has been a director of the Company since February 1992 and Vice President of Research of the Company since 1994. Prior to that time, Dr. Sosnowski was the Vice President and Director of Engineering of the Company from 1991 to 1992. Prior to joining the Company in 1991, Dr. Sosnowski began his career at Bell Telephone Laboratories where he held positions in laser systems and telecommunications research. Dr. Sosnowski later joined GTE laboratories as a manager of telecommunication systems development and joined Eikonix where he served as Director of Engineering. In 1986, Dr. Sosnowski founded Sosnowski Associates, where he provided consulting services in engineering management from 1986 to 1991. Dr. Sosnowski holds a B.S. in Engineering Science from Pennsylvania State University, and a Ph.D. in Engineering from Case-Western Reserve University. He is a senior member of Institute of Electrical and Electronic Engineers, the author of more than 20 technical publications and a holder of 10 patents.

          Timothy J. Martel was named as the Company's Executive Vice President and Chief Operating Officer on March 17, 1998. Prior to such position, Mr. Martel served as the Company's Vice President of Product Operations between August 1996 and March 1998, and Vice President of Development between May 1995, when he joined the Company and August 1995. Prior to joining the Company, Mr. Martel held various management positions at PictureTel Corporation beginning in March of 1985, most recently Director of Engineering. Mr. Martel holds a B.S. in Computer Science from the University of Massachusetts at Amherst.

          Steve Darrington has been the Vice President of Customer Interaction since August 1997. Prior to such time, Mr. Darrington held the position of European Controller and Country Manager in the United Kingdom from July 1995 to August 1997. Prior to joining the Company in July 1995, Mr. Darrington held positions as a consultant with Venture Capitalists in New Zealand and Controller of the Economist Newspaper in London from 1990 to 1995. Mr. Darrington holds a B.A. in Business Studies from Leicester Business School and an MBA from the Institute of Financial Management at Manchester Business School. Mr. Darrington is a Chartered Certified Accountant.

          Shae J. Plimley has been Vice President of Product Management since October 1996. Prior to such position, Ms. Plimley served as Vice President of Product Operations from February 1995 to October 1995, and Director of Service from January 1992 to January 1995. Prior to joining the Company in 1992, Ms. Plimley served as a Captain in the United States Air Force. Ms. Plimley holds a B.S. in Mechanical Engineering from Cornell University. Between October 1995 and September 1996, Ms. Plimley was on medical leave of absence from the Company. Ms. Plimley is the spouse of Douglas Ranalli.

          Alvorado Stoddard has been the President of the Company's North America Customer Interaction Unit since September 1997. Prior to such time, Mr. Stoddard was the Company's Executive Vice President of Worldwide Customer Interaction since joining the Company in November 1996. Prior to joining the Company, Mr. Stoddard was the Vice President of U.S. Distribution for the Systems Business Unit of Digital Equipment Corporation. From June 1993 to April 1995, Mr. Stoddard was the Vice President of Workgroup Computing Services at Synetics Corporation. From January 1992 to June 1993, Mr. Stoddard was Senior Director, Business Partners (VARs) Sales and Marketing for Lotus Development Corporation. Mr. Stoddard holds a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from the University of North Carolina at Chapel Hill.

ITEM 11.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

          The following table sets forth the compensation paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company during 1997.

                                                    OTHER         RESTRICTED        SECURITIES
     NAME AND         SALARY                        ANNUAL          STOCK           UNDERLYING      LTIP         ALL OTHER
PRINCIAPL POSITION      ($)       BONUS $        COMPENSATION       AWARD           OPTIONS #      PAYOUTS      COMPENSATION
------------------    ------      -------        ------------     ----------        ----------     -------      ------------
Douglas J. Ranalli,
 Chief Executive
 Officer(1).........   $150,000          --               --                --              --            --             --

Alvarado Stoddard,
 Executive Vice
 President-
 Worldwide Customer
 Interaction(2).....   $190,000    $110,000               --                --          35,438            --             --

Lim Eng,
 Vice President and
 Chief Operating
 Officer(3).........   $150,000          --         $110,473(4)             --              --            --             --

Timothy J. Martel,
 Vice President-
 Product
 Operations(5)......   $150,000          --               --                --          67,500            --             --

Mark F. Ranalli,
 Vice President-
 Product
 Strategy(6)........   $150,000          --               --                --          27,490            --             --

(1) Mr. Ranalli also served as the Company's President during 1997. On March 17, 1998, Mark F. Ranalli was designated as the Company's President.

(2) Mr. Stoddard held the position of Executive Vice President--Worldwide Customer Interaction from January to September 1997. Since September 1997, Mr. Stoddard has served as President of the North America Customer Interaction Unit.

(3) Mr. Lim served as the Company's Vice President and Chief Operating Officer during 1997 pursuant to an agreement between the Company and SingTel. Mr. Lim resigned from such office on and as of March 13, 1998. See "Certain Relationships and Related Transactions--Resignation of SingTel Representative Directors and Sale of Series G Preferred Shares to Douglas J. Ranalli."

(4) Represents amounts paid to Mr. Lim in respect of income taxes payable by him with respect to his base salary, pursuant to an agreement between the Company and SingTel.

(5) Mr. Martel served as the Company's Vice President--Product Operations during 1997. On March 17, 1998, Mr. Martel was designated as the Company's Executive Vice President and Chief Operating Officer.

(6) Mr. Ranalli served as the Company's Vice President--Product Strategy from September through December 1997, and as Vice President, North America Customer Interaction Unit from January through August 1997. Mr. Ranalli was designated as the Company's President on March 17, 1998.


          The following tables set forth individual grants of stock options by the Company during 1997 to the executive officers named above.


                             OPTION GRANTS FOR 1997

                                                    PERCENT OF
                                NUMBER OF             TOTAL
                                SECURITIES           OPTIONS
                               UNDERLYIING         GRANTED TO
                                 OPTIONS          EMPLOYEES IN       EXERCISE OR BASE     EXPIRATION         5%         10%
        NAME                   GRANTED (#)         FISCAL YEAR         PRICE ($/Sh)          DATE           ($)         ($)
        ----                   --------------------------------------------------------------------------------------------------
Douglas J. Ranalli......              --                --                 --                   --              --          ---

Alvorado Stoddard.......             438                *                $2.15                4/07         $    592    $  1,500
                                  35,000(1)            3.0%              $2.66                9/07         $ 58,550    $148,377

Lim Eng.................              --                --                 --                   --              --          ---

Timothy J. Martel.......           2,500                *                $2.15                4/07         $  3,380    $  8,566
                                  65,000(1)            5.5%              $2.66                9/07         $108,736    $275,558

Mark F. Ranalli.........           2,500                *                $2.15                4/07         $  3,367    $  8,532
                                  25,000(1)            2.1%              $2.66                9/07         $ 41,821    $105,984

*  Less than 1%.

(1)  Vesting is subject to certain performance-related criteria.

          The following table sets forth each exercise of options by the named executive officers during 1997 and year-end value of stock options held by the named executive officers.


              AGGREGATED OPTION/EXERCISES IN THE LAST FISCAL YEAR

                       AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES                        VALUE OF
                                                                   UNDERLYING                           UNEXERCISED
                                                             UNEXERCISED OPTIONS AT                    IN-THE-MONEY
                                                                     FISCAL                          OPTIONS AT FISCAL
                            SHARES                                YEAR-END (#)                         YEAR-END ($)
                         ACQUIRED ON    VALUE                     EXERCISABLE/                         EXERCISABLE/
      NAME              EXERCISE (#)  REALIZED $                 UNEXERCISABLE                        UNEXERCISABLE
Douglas J. Ranalli....        0          $0                    250,000 (0/250,000)              $      681,250 ($0 / $681,250)

Alvorado Stoddard.....        0          $0                 105,438 (290/105,148)               $      76,370 ($278 / $76,092)

Lim Eng...............        0          $0                                     0

Timothy J. Martel.....        0          $0               129,415 (53,565/75,850)               $ 159,195 ($108,529 / $50,666)

Mark F. Ranalli.......        0          $0              252,182 (76,336/175,846)               $596,373 ($170,311 / $426,062)

(1) There is no established trading market for the Registrant's Common Stock. The values stated are based on a fair market value for the Registrant's Common Stock of $3.11 per share, which was the fair market value of a share of Common Stock as determined by the Registrant's Board of Directors at their last meeting preceding the date of this Report for the purpose of granting "incentive" options under the Internal Revenue Code of 1986, as amended.


EMPLOYMENT AGREEMENT WITH DOUGLAS J. RANALLI

In connection with the investments by affiliates of SingTel, Mr. Ranalli entered into an employment agreement with the Company in April 1995. The agreement provides that Mr. Ranalli will serve as Chairman of the Board of Directors, President and Chief Executive Officer of the Company, subject to removal by the Company's Board of Directors for any reason after April 2000. Under the agreement, Mr. Ranalli is entitled to an annual salary of $150,000, which may be increased by, and at the discretion of, the Board of Directors. In addition, pursuant to the agreement, Mr. Ranalli was granted an option to purchase 250,000 shares of the Company's common stock at a price of thirty-five cents per share. Such option will vest 50% at such time as the Company's common stock first attains a value of $7.00 per share and 100% at such time as the Company's common stock first attains a value of $10.50 per share. The agreement provides that such valuation be determined by the Board of Directors using its best judgment and standard valuation techniques. Mr. Ranalli's employment agreement also provides that if his employment is terminated prior to April 2000 other than for "Cause" (as defined therein) or by reason of his death or disability, Mr. Ranalli will receive a payment in an amount equal to the salary which Mr. Ranalli would have earned under the agreement with respect to the period
remaining through April 2000.   On March 17, 1998, Mr. Ranalli voluntarily
relinquished the title of President and Mark F. Ranalli was designated as the Company's President. Mr. Douglas Ranalli continues to serve as the Company's Chairman and Chief Executive Officer, as well as its Acting Chief Financial Officer and Acting Vice President--Research and Development.

STOCK OPTION PLANS

 Amended and Restated 1993 Stock Option Plan

          The Company's Amended and Restated 1993 Stock Option Plan, as amended (the "1993 Plan"), was adopted by the Board of Directors and approved by the shareholders of the Company on November 14, 1994. Of the 5,575,000 shares of Common Stock authorized for grant under the 1993 Plan, 1,471,299 are currently available for grant, as of February 24, 1998. The Company has allocated the shares grantable under the 1993 Plan into two pools: one pool for special grants, such as grants to new employees and executive achievement grants, and the other pool for the Company's Long-Term Retention policy, which provides an annual grant to each employee with respect to service during the prior year based on the employee's base salary paid during such prior year.

The 1993 Plan is administered by the Compensation Committee of the Board of Directors or any other committee appointed by the Board of Directors with the responsibility for administering the 1993 Plan or, in the absence of either such committee, by the Board of Directors as a whole (the "Committee"). The Committee has complete discretion to determine the employees and others to whom options under the 1993 Plan are granted and the terms of any such option, including the number of shares subject to the option and the exercise price thereof, the duration of the option and the exercise date or dates of the option. The 1993 Plan provides that certain restrictions shall apply to options granted thereunder that are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, including that the exercise price of any such options shall be not less than 100% of the fair market value of Common Stock on the date of grant (or, not less than 110% of the fair market value of Common Stock on the date of grant if the recipient owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (a "Ten Percent Owner")) and that any such option shall not be exercisable beyond the tenth anniversary of the date of grant (or, in the case of a Ten Percent Owner, beyond the fifth anniversary of the date of grant).


 1994 Investor Incentive Stock Option Plan

          The Company's 1994 Investor Incentive Stock Option Plan, as amended (the "1994 Plan"), was approved by the Board of Directors and the stockholders of the Company on March 11, 1994. The purpose of the 1994 Plan is to provide incentives for investors to make debt and/or equity investments in the Company or any of its subsidiaries or affiliates. Of the 7,856,818 shares of Common Stock authorized for grant under the 1994 Plan, 72,099 shares were available for grant, as of February 24, 1997. The 1994 Plan is administered by a committee appointed by the Board of Directors with the responsibility for administering the 1994 Plan or, in the absence of such a committee, by the Board of Directors as a whole (the "Committee"). The Committee has complete discretion to determine the investors or prospective investors to whom options under the 1994 Plan are granted and the terms of any such option, including the number of shares subject to the option and the exercise price thereof, the duration of the option and the exercise date or dates of the option.


COMPENSATION OF DIRECTORS

          The directors of the Company receive no separate compensation for serving as directors of the Company.


COMPENSATION INTERLOCKS AND INSIDER PARTICIPATION

          In July 1997, the Company's Board of Directors created a compensation committee to establish and/or approve the compensation of certain officers of the Company, including executive officers (other than Mr. Douglas Ranalli). Mr. Douglas Ranalli, President and Chief Executive Officer of the Company, Ms. Chua and Mr. Beinecke served as members of the compensation committee. Prior to such date, the Company did not use a compensation committee to determine executive officer compensation. Ms. Chua and Mr. Beinecke resigned as directors of the Company on March 13, 1998 and March 17, 1998, respectively. See "Certain Relationships and

Related Transactions--Resignation of SingTel Representative Directors and Sale of Series G Preferred Shares to Douglas J. Ranalli." Consequently, Mr. Douglas Ranalli is the sole member of the compensation committee as of the date of this Annual Report. Payments to Mr. Ranalli are made in accordance with the terms of his employment agreement. See "-Employment Agreement with Douglas J. Ranalli."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information as of March 18, 1998 with respect to the beneficial ownership the Company's common stock by: (i) each director of the Company; (ii) each executive officer of the Company; (iii) each other person known to hold 5% or more of any class of the outstanding capital stock of the Company; and (iv) all current executive officers (regardless of salary and bonus level) and directors of the Company as a group. Unless otherwise indicated, the persons listed in the table below have sole beneficial ownership with respect to the shares indicated.

                                                                                              PERCENTAGE
                                                                       NUMBER OF             OWNERSHIP OF
                                           NUMBER OF SHARES            SHARES OF                VOTING
BENEFICIAL OWNERSHIP(1)                    OF COMMON STOCK         PREFERRED STOCK(2)         STOCK(3)(4)
-----------------------                    ----------------        ------------------        ------------
Douglas J. Ranalli......................     2,350,950(5)             8,884,769(6)                  40.9%
Thomas P. Sosnowski.....................       300,128(7)               135,269(8)                   1.6%
Mark F. Ranalli.........................       289,434(9)                10,000(10)                  1.1%
Steve Darrington........................        11,410(11)                   --                     *
Timothy J. Martel.......................        88,565(12)                   --                     *
Shae J. Plimley.........................       675,698(13)               22,500(14)                  2.5%
Alvorado Stoddard.......................        25,290(15)                   --                     *
SingTel Global Services Pte. Ltd. ......     2,000,000(16)                   --                      7.3%
All executive officers and directors
 as a group (seven persons).............     3,741,475                9,052,538                     46.6%

------------
* Less than one percent.

 (1) The address of each person is c/o the Company, 900 Chelmsford Street, Lowell, Massachusetts 01851.

 (2) The Company has six series of Convertible Preferred Stock outstanding. Each share of Convertible Preferred Stock is convertible into one share of Common Stock, subject to certain adjustments. Holders of Convertible Preferred Stock are entitled to vote on all matters to be voted on by the stockholders of the

     Company as a single class with the holders of the Company's Common Stock and are entitled to the number of votes equal to the number of shares of Common Stock into which the Convertible Preferred Stock is convertible.

 (3) Assumes the conversion of the Convertible Preferred Stock into Common Stock, and the exercise of all warrants and options that are or could become exercisable within 60 days.

 (4) The number of shares of Common Stock deemed outstanding on March 18, 1998 includes: (i) 3,871,681 shares of Common Stock outstanding on such date,
     (ii) assumed conversion of 13,515,030 shares of Convertible Preferred Stock outstanding on such date, (iii) 7,749,219 shares of Common Stock issuable pursuant to outstanding warrants to purchase Common Stock exercisable within 60 days, and (iv) 2,303,542 shares of Common Stock issuable pursuant to outstanding options exercisable within 60 days.

 (5) Includes 250,000 shares issuable pursuant to options that could become exercisable within 60 days. Does not include shares owned beneficially and of record by Shae J. Plimley, spouse of Mr. Ranalli and an executive officer of the Company.

 (6) Includes 70,000 shares of Series A Convertible Preferred Stock, 244,769 shares of Series B Convertible Preferred Stock and 8,570,000 shares of Series G Convertible Preferred Stock, representing 9% , 18% and 100%, respectively, of the outstanding shares of such series. Does not include
     shares owned beneficially and of record by Ms. Plimley.   Mr. Ranalli
     acquired ownership of the shares of Series G Convertible Preferred Stock on March 14, 1998 in a purchase and sale transaction with SingTel Global Services Pte. Ltd. See "Certain Relationships and Related Transactions-- Resignation of SingTel Representative Directors and Sale of Series G Preferred Shares to Douglas J. Ranalli."

(7) Includes 7,058 shares issuable pursuant to options that are or could become exercisable within 60 days.

(8) Includes 50,000 shares of Series A Convertible Preferred Stock and 81,000 shares of Series B Convertible Preferred Stock owned beneficially and of record by Mary J. Sosnowski, spouse of Mr. Sosnowski Representing 7% and 6% of the outstanding shares of such series, respectively. Mr. Sosnowski disclaims beneficial ownership of shares held by Ms. Sosnowski. Also includes 1,500 shares of Series A Convertible Preferred Stock held by Mr. Sosnowski's children.

(9) Includes 251,336 shares issuable pursuant to options that are or could become exercisable within 60 days.

(10) Represents 10,000 shares of Series C Convertible Preferred Stock, representing 2.08% of the outstanding shares of such series.

(11) Includes 11,410 shares issuable pursuant to options that are or could become exercisable within 60 days.

(12) Represents 88,565 shares issuable pursuant to options that are or could become exercisable within 60 days.

(13) Includes 192,228 shares issuable pursuant to options that are or could become exercisable within 60 days. Does not include shares owned beneficially and of record by Douglas J. Ranalli, spouse of Ms. Plimley and an executive officer of the Company.

(14) Represents 22,500 shares of Series B Convertible Preferred Stock, representing 1.6% of the outstanding shares of such series.

(15) Represents 25,290 shares issuable pursuant to options that are or could become exercisable within 60 days.

(16) Represents 2,000,000 shares issuable to SingTel Global pursuant to warrants

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


RESIGNATION OF SINGTEL REPRESENTATIVE DIRECTORS AND SALE OF SERIES G PREFERRED SHARES TO DOUGLAS J. RANALLI

          On and as of March 13, 1998, Mr. Lim Eng and Ms. Chua Sock Koong resigned as directors of the Company. On and as of March 14, 1998, SingTel Global Services Pte. Ltd. ("ST Global"), a wholly-owned subsidiary of Singapore Telecommunications Limited ("SingTel") and, prior to such date, the largest stockholder of the Company, sold 8,570,000 shares of the Series G Convertible Preferred Stock of the Company (the "Series G Shares") to Douglas J. Ranalli, the founder, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, for an aggregate purchase price of $8,570, or $0.001 per share. The Series G Shares represented all of the issued and outstanding shares of Series G Convertible Preferred Stock of the Company and were originally purchased by ST Global from the Company in April 1995 for a purchase price of $3.50 per share, or approximately $30 million in the aggregate. In connection with the sale by ST Global of the Series G Shares to Mr. Ranalli, ST Global and the Company agreed to terminate the Series G Convertible Preferred Stock Purchase Agreement between them dated as of April 10, 1995, as amended, and to terminate the Stockholders Agreement among the Company, ST Global, Douglas J. Ranalli and certain other shareholders of the Company dated as of April 10, 1995, as amended. Pursuant to the Stockholders Agreement, ST Global had the right to appoint two members (three members in certain cases) of the Company's Board of Directors. Mr. Lim and Ms. Chua had served as ST Global's representatives to the Company's Board of Directors since April 1995. Mr. Lim had served as the Company's Vice President and Chief Operating Officer since April 1997, which office he also resigned on and as of March 13, 1998.

          The Company believes that Mr. Lim and Ms. Chua resigned from their respective offices in the Company, and that SingTel effected the sale of the Series G Shares from ST Global to Mr. Ranalli, for two principal reasons.
First, the Company believes that SingTel's decision was motivated in part by what the Company believes is a recent determination by SingTel to cease active participation in certain of its international investments, of which the Company was one, in favor of concentrating its resources and personnel on further development of its core businesses in its home market. Authorities in Singapore recently accelerated the date on which Singapore will fully deregulate its telecommunications markets. Consequently, SingTel, the state-owned monopoly provider of basic telecom services, will face a competitive environment sooner than it had anticipated. As a result, the Company believes that SingTel is taking actions to restrict further involvement of its resources and personnel in certain ancillary international business activities, including the business of the Company. Ms. Chua is SingTel's Chief Financial Officer, and Mr. Lim was an officer of SingTel prior to joining the Company as its Chief Operating Officer and is expected to resume his duties at SingTel following his resignation from the Company. Second, the Company believes that SingTel's decision was motivated in part by a recognition that the Company's task of obtaining required additional financing would be made more difficult by the continued existence of SingTel's control position within the Company. The Series G Shares represent approximately 31% (at March 18, 1998) of the total voting power of the Company's issued and outstanding capital stock on a fully diluted basis (including warrants and options to acquire stock). In addition, pursuant to the Series G Convertible Preferred Stock Purchase Agreement and the Stockholders Agreement, ST Global had the right to control significant aspects of the Company's operations and board of directors. The Company believes that SingTel determined that the continued existence of such control position and management and board rights would significantly impede the Company's efforts to obtain additional third party financing, and SingTel indicated to the Company that it would not be able to provide such additional financing to the Company. Consequently, SingTel, the Company believes, elected to forfeit such control position and rights in order to assist the Company in obtaining the required additional financing and, derivatively, to increase the probability that SingTel would realize value from its remaining stockholdings and be repaid the principal and accrued interest of its loans to the Company.


   After giving effect to the sale by ST Global of the Series G Shares to Mr. Ranalli, ST Global continues to hold a warrant to purchase up to 2,000,000 shares of the Company's Common Stock at an exercise price per share of $1.83, exercisable at any time or from time to time until March 1, 2007. Such warrant was issued to ST Global in February 1997 in connection with SingTel's agreement to restructure its debt and equity investment agreements upon the closing of the sale by the Company of the Senior Notes. Such warrant shares represent approximately 7% of the total issued and outstanding voting capital stock of the Company on a fully diluted basis as of March 18, 1998. In addition, the Company owed an aggregate of approximately $45.5 million (as of March 1, 1998) to SingTel (Netherlands Antilles) Pte N.V. ("SingTel NA"), an affiliate of SingTel. Such amount represents the principal and accrued interest of certain loans made to the Company by SingTel NA as part of the original SingTel investment in the Company in April 1995 under a Credit Agreement and a Term Loan Agreement--Equipment between the Company and SingTel NA. Such loans by SingTel NA are subordinated in right of payment to the Senior Notes. Until the Senior Notes are repaid in full, interest on the SingTel NA loans will accrue and is not payable in cash.

In connection with the sale by ST Global of the Series G Shares to Douglas J. Ranalli, SingTel NA agreed to amend its Credit Agreement and Term Loan Agreement--Equipment with the Company to delete or modify certain provisions relating to the Company's ability under such agreements to incur liens on its assets and to the conditions under which the Company could be declared in default of such agreements.


RESIGNATION OF JOHN B. BEINECKE FROM THE BOARD OF DIRECTORS

   On March 17, 1998, John B. Beinecke resigned from the Company's Board of Directors. Mr. Beinecke is a Vice President of Antaeus Enterprises, Inc. and a partner of 420 Associates which together own an aggregate of 974,039 shares of the Company's Common Stock and Preferred Stock (including warrants to purchase Common Stock), or approximately 3.6% of the total issued and outstanding voting capital stock of the Company on a fully diluted basis. Mr. Beinecke had served as a director of the Company since 1994. Mr. Beinecke cited as his reason for resignation his belief that the business and strategic decisions facing the Company in 1998 and thereafter require expertise in the telecommunications industry which Mr. Beinecke feels he does not possess.


ACQUISITION OF FAX INTERNATIONAL AUSTRALIA PTY. LIMITED AND FAX BUSINESS OF SINGCOM (AUSTRALIA) PTY. LIMITED

     On September 29, 1997, the Company acquired all of the issued and outstanding capital stock of Fax International Australia Pty. Limited, an Australian corporation ("FIA") for an aggregate purchase price of approximately $1,500. On September 30, 1997, FIA, using funds provided by the Company, purchased certain assets and assumed certain liabilites of SingCom (Australia) Pty. Limited, an Australian corporation ("SingCom") relating to its fax business. The aggregate purchase price paid by FIA for SingCom's fax business assets was approximately $2.5 million, of which two-thirds was paid in cash at closing and the remaining one-third is payable two and one-half years following the closing. SingCom and the selling shareholders of FIA are affiliates of SingTel. These transactions were consummated pursuant to a letter of intent between the Company and SingTel and are effective as of April 1, 1996. On and as of such date, by agreement with SingTel, the Company assumed operational control of FIA and the fax business of SingCom. In connection with these transactions, at the closing the Company paid approximately $1.4 million to SingTel in repayment of certain indebtedness of SingCom to SingTel respecting SingCom's fax business.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


   (A)  Financial Statements, Schedules and Exhibits

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

 +10.3 Term Loan Agreement-Equipment, dated as of April 10, 1995 among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte. N.V.

 +10.4 Amendment, dated as of February 21, 1997, to the Term Loan Agreement- Equipment, dated as of April 10, 1995, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte. N.V.

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

  *10.29 First Amendment to Lease, dated as of June 25, 1997, between UNIFI Communications, Inc. and Cross Point Limited Partnership.

  *10.30 Second Amendment to Lease, dated as of October 21, 1997, between UNIFI Communications, Inc. and Cross Point Limited Partnership.

 **10.31 Third Amendment, dated as of March 14, 1998, to Series G Convertible Preferred Stock Purchase Agreement dated as of April 10, 1995, as amended, among UNIFI Communications, Inc., SingTel Global Services Pte. Ltd. and Douglas J. Ranalli.

 **10.32 Second Amendment, dated as of March 14, 1998, to Stockholders Agreement dated as of April 10, 1995, as amended, among UNIFI Communications, Inc., SingTel Global Services Pte. Ltd., Douglas J. Ranalli and Shelly Ranalli.

 **10.33 Second Amendment, dated as of March 14, 1998, to Credit Agreement dated as of April 10, 1995, as amended, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte. N.V.

 **10.34 Second Amendment, dated as of March 14, 1998, to Term Loan Agreement--Equipment dated as of April 10, 1995, as amended, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte. N.V.

 **11.0   Statement re:  Computation of Net Loss per Common Shares

 **23.1   Consent of Arthur Andersen, LLP

 **27.0   Financial Data Schedule.


                          ___________________________

* Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

+ Previously filed with registrant's Registration Statement on Form S-4 (Registration No. 333-25521) and incorporated herein by reference.

**Filed herewith.


(B)  There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

UNIFI COMMUNICATIONS, INC.



By: /s/ Douglas J. Ranalli
   ____________________________________
Name:   Douglas J. Ranalli
Title:  Chairman of the Board of Directors and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






Signature                                Title                   Date
---------                                -----                   ----


/s/ Douglas J. Ranalli
________________________________    Chairman of the Board of     March 30, 1998
Douglas J. Ranalli                  Directors, Chief Executive
                                    Officer (principal executive
                                    officer) and Acting Chief
                                    Financial Officer (principal
                                    financial and accounting
                                    officer)


/s/ Thomas P. Sosnowski
_______________________________     Director                     March 30, 1998
Thomas P. Sosnowski


/s/ Mark F. Ranalli
_______________________________     Director                     March 30, 1998

Mark F. Ranalli