Form 10-Q
period 1998-03-31
UNIFI COMMUNICATIONS INC
filed 1998-05-14
CIK 1037968

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ___________________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d))
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1998

                         COMMISSION FILE NO. 333-25521
                               _________________

                          UNIFI COMMUNICATIONS, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                     04-3097640
   ------------------------                        --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)




                             900 CHELMSFORD STREET
                         LOWELL, MASSACHUSETTS  01851
                         ----------------------------
              (Address of principal executive offices) (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (978) 551-7500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [_]


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     3,871,882 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING MAY 1, 1998.

================================================================================

                          UNIFI COMMUNICATIONS, INC.

                               TABLE OF CONTENTS
                                                                   PAGE
PART I.   FINANCIAL INFORMATION:                                   ----

          Consolidated Condensed Balance Sheets.................    1-2

          Consolidated Condensed Statements of Operations.......      3

          Consolidated Condensed Statement of Cash Flows........    4-5

          Notes to Consolidated Condensed Financial Statements..    6-7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations........   8-14


PART II.  OTHER INFORMATION:

          Item 2:  Changes in Securities........................     15

          Item 5:  Other Information............................     15

          Item 6:  Exhibits and Reports on Form 8-K.............     17

Signatures......................................................     20

                        PART I.  FINANCIAL INFORMATION

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                    MARCH 31,              December 31,
                                                                                      1998                     1997
                                                                              ------------------       ------------------
ASSETS                                                                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                                   $           33,280       $           50,687
  Short-term restricted cash                                                              24,593                   23,911
  Accounts receivable, net                                                                 8,689                    7,966
  Prepaid expenses and other current assets                                                2,194                    1,059
                                                                              ------------------       ------------------
    Total current assets                                                                  68,756                   83,623
                                                                              ------------------       ------------------

Property and equipment, net                                                               25,830                   25,452
                                                                              ------------------       ------------------

Restricted cash - long-term                                                                    -                   11,891

Deferred financing costs, net                                                              7,991                    8,319

Other assets, net                                                                          1,299                    1,217
                                                                              ------------------       ------------------

Total assets                                                                  $          103,876       $          130,502
                                                                              ==================       ==================


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                 UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                    MARCH 31,              DECEMBER 31,
                                                                                      1998                     1997
                                                                               ------------------        ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                               (UNAUDITED)
Current Liabilities:
  Current portion of notes payable and capital lease obligations              $            5,048      $             5,340
  Advances from principal stockholder                                                          -                      312
  Accounts payable                                                                         2,835                    4,615
  Accrued expenses                                                                        15,901                   20,099
                                                                              ------------------      -------------------
    Total current liabilities                                                             23,784                   30,366
                                                                              ------------------      -------------------

Long-Term Debt:
  Senior notes payable                                                                   165,735                  165,506
  Notes payable and capital lease obligations, net of current portion                     47,096                   46,540
                                                                              ------------------      -------------------
    Total long-term debt                                                                 212,831                  212,046
                                                                              ------------------      -------------------

Stockholders' Equity (Deficit)
  Convertible preferred stock, $1.00 par value, 24,715,500
     shares authorized; 13,515,030 issued and outstanding
     in 1998 and 1997                                                                     13,515                   13,515
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 3,871,681 and 3,862,021 issued and
     outstanding in 1998 and 1997, respectively                                               39                       39
  Additional paid in capital                                                              35,885                   35,877
  Accumulated deficit                                                                   (182,388)                (161,120)
  Cumulative translation adjustment                                                          210                     (221)
                                                                              ------------------      -------------------

    Total stockholders' equity (deficit)                                                (132,739)                (111,910)
                                                                              ------------------      -------------------

Total liabilities and stockholders' equity                                    $          103,876      $           130,502
                                                                              ==================      ===================




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (In thousands, except per share information)
                                  (Unaudited)



                                                                    THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------------------
                                                                     1998                   1997
                                                             ------------------     ------------------
Revenues                                                     $           13,136     $            9,237
                                                             ------------------     ------------------

Cost of revenues                                                         11,202                  8,149
Cost of revenues  depreciation                                            1,387                  1,042
                                                             ------------------     ------------------
  Total cost of revenues                                                 12,589                  9,191

Gross margin                                                                547                     46

Operating expenses:
  Selling, general and administrative                                    10,316                 10,101
  Research and development                                                3,477                  2,177
  Depreciation and amortization                                           1,384                  1,107
                                                             ------------------     ------------------

     Total operating expenses                                            15,177                 13,385

     Loss from operations                                               (14,630)               (13,339)

Interest Income                                                           1,001                    830

Interest Expense                                                         (7,638)                (4,278)
                                                             ------------------     ------------------

     Net loss                                                $          (21,267)    $          (16,787)
                                                             ==================     ==================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                  $            (5.50)    $            (4.43)
                                                             ==================     ==================

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                              3,867                  3,790
                                                             ==================     ==================


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI Communications, Inc. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                       -----------------------------------------
                                                                              1998                    1997
                                                                       ----------------         ----------------
OPERATING ACTIVITIES:
  Net loss                                                             $        (21,267)        $        (16,787)
  Adjustments to  reconcile net loss to net cash used in
   Operating activities:
     Depreciation and amortization                                                2,789                    2,346
     Amortization of financing costs and warrants                                   619                      109
     (Gain)/Loss on disposal of property, plant, and equipment                       (2)                     161
  Changes in assets and liabilities:
    Accounts receivable                                                            (669)                    (434)
    Prepaid expenses and other current assets                                      (823)                     (87)
    Accounts payable                                                             (1,795)                 (10,015)
    Accrued expenses                                                             (2,679)                   2,235
    Advances from stockholder                                                      (312)                   4,820
                                                                       ----------------         ----------------

      Net cash used in operating  activities                                    (24,139)                 (17,652)
                                                                       ----------------         ----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                          (3,886)                    (762)
    Proceeds from sale of property and equipment                                     68                      105
    Maturities of short-term investments                                         11,891                        -
    Net increase in other assets                                                    (55)                    (521)
                                                                       ----------------         ----------------

      Net cash provided by (used in) investing activities                         8,018                   (1,178)
                                                                       ----------------         ----------------

FINANCING ACTIVITIES:
    Proceeds (payments) on notes payable and capital leases                        (812)                     717
    Net proceeds from issuance of Senior Notes                                        -                  163,496
    Proceeds from exercise of stock options and warrants                              8                        9
                                                                       ----------------         ----------------

      Net cash provided by (used in) financing activities                          (804)                 164,222

EFFECTS OF EXCHANGE RATES ON CASH                                                   200                     (154)

NET INCREASE IN RESTRICTED CASH                                                    (682)                       -
                                                                       ----------------         ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (17,407)                 145,238

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 50,687                    5,660
                                                                       ----------------         ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $         33,280         $        150,898
                                                                       ================         ================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):


Cash paid for    March 31, 1998     March 31, 1997
                 --------------     --------------

Interest         $       12,300     $          600

Income Taxes     $          ---     $          ---



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                          UNIFI COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          FORM 10-Q, MARCH 31, 1998
                                  (UNAUDITED)




NOTE 1:  INTERIM FINANCIALS

The accompanying consolidated condensed financial statements have been prepared by UNIFI Communications (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of the Company's financial position as of March 31, 1998 and results of operations for the three months ended March 31, 1998 and March 31, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form on 10K for the year ended December 31, 1997.


NOTE 2:  NET LOSS PER COMMON SHARE

The Company adopted  SFAS No. 128, Earnings per share, which requires disclosure
about computing and presenting earnings per share.   Basic net loss per common
share is computed based upon the net loss available to common stockholders and the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per common share since the shares of stock issuable pursuant to stock options, warrants and upon the conversion of the preferred stock are not considered as their effect would be antidilutive. The Company had 3,459,377 shares of stock options and 7,749,219 of warrants that were excluded from the net loss per common share computation at March 31, 1998.


NOTE 3:  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires reporting comprehensive income separately between net income and other comprehensive income. Other comprehensive income includes such classifications as: foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company's component of other comprehensive income is reported below (in thousands):

                                            MARCH 30,             December 31,
                                              1998                    1997
                                      ------------------      ------------------
Foreign Currency Translation
  Beginning balance                   $             (221)     $              562
  Current-period change                              431                    (783)
                                      ------------------      ------------------
  Ending balance                      $              210      $             (221)
                                      ==================      ==================

Note 4:  New Accounting Standards

In June 1997, FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for fiscal year beginning after December 15, 1997 and early adoption, is encouraged. The Company is not required to adopt SFAS No. 131 for interim financial statements in the initial
year of its application.   Unless impracticable, the Company will be required to
restate prior period information upon adoption.

                           UNIFI COMMUNICATIN, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           FORM 10-Q, MARCH 31, 1998
                                  (UNAUDITED)


NOTE: 5:  SALE OF SERIES G CONVERTIBLE PREFERRED STOCK

On March 14, 1998, SingTel Global, the largest stockholder of the Company sold all of its stock held in the Company consisting of 8,570,000 shares of the Series G Convertible Preferred Stock of the Company to Douglas J. Ranalli, Chairman of the Board of Directors and Chief Executive Officer of the Company, for an aggregate purchase price of $8,570. The Series G Shares represented all of the issued and outstanding shares of Series G Convertible Preferred Stock of the Company and were originally purchased by SingTel Global from the Company in April 1995 for an aggregate purchase price of approximately $30,000,000. In connection with the sale of the Series G Convertible Preferred Stock, Mr. Ranalli, SingTel Global and the Company agreed to terminate the Series G Convertible Preferred Stock Agreement and Stockholders Agreement dated April 10, 1995, as amended.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, MARCH 31, 1998

CAUTIONARY STATEMENTS WITH RESPECT TO FORWARD LOOKING STATEMENTS

This Quarterly Report contains "forward -looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


OVERVIEW
--------

    UNIFI Communications, Inc. ("UNIFI" or the "Company") believes that it is a leading provider of international enhanced facsimile transmission and delivery services. The Company has developed the Intelligent Delivery Network or IDN, a system that combines highly efficient store-and-forward network technology with a proprietary Delivery Expert System and a 24-hour multi-lingual fax delivery staff. The Intelligent Delivery Network provides business customers with an international point-to-point facsimile delivery service that is secure, easy to use, more efficient, and more reliable than the direct dial services provided by the world's conventional long-distance carriers. In many cases, the Company's Intelligent Delivery Network services are also less expensive than traditional direct-dial long distance services.

The Company commenced operations in April 1992, offering international enhanced fax document delivery services between the United States and Japan. From April 1992 to the present, the Company has continued to expand its Intelligent Delivery Network and its telecommunications service operations with funds received in numerous equity and debt financings and from operations. As of March 31, 1998, UNIFI, either directly (including through wholly-owned subsidiaries) or through affiliates, offered its international enhanced fax document delivery services and broadcast fax services in the United States, Canada, United Kingdom, France, Germany, Hong Kong, the Republic of Korea (South Korea), Japan, Australia, Singapore, the Republic of China (Taiwan). In addition, the Company as of such date offered domestic unenhanced fax services in the United States, the United Kingdom and Australia, and private voice resale services to a single customer in the United States.

With respect to its core international enhanced fax service (FI-Direct), the Company derives its revenues primarily from monthly customer charges based on the actual number of minutes (or fractions thereof) of fax document transmissions made by customers. The Company also charges its customers a monthly network access charge (and in some markets sells FaxLinks) for the use of each FaxLink installed at the customers' offices. The Company's principal operating costs with respect to all of its services are sales and customer service personnel, third party telecommunications transmission costs, and research and development expense. There are two broad categories of transmission cost: on-net costs, which are the costs of transmission and delivery to countries in which the Company has installed a network node, and
(ii) off-net costs, which are the costs of transmission and delivery to countries where the Company has no network facilities. Typically, at certain volume levels, off-net transmission and delivery costs are higher than on-net costs. As the Company continues to expand its Intelligent Delivery Network, the Company expects to experience improvements in gross margins by reducing the percentage of its international fax document traffic that is off-net. Certain of the Company's services--namely, its domestic unenhanced fax services and its private voice resale services--are provided outside of the IDN on a resale basis by means of third-party transmission facilities. The Company's gross margins from these services are a function of the difference between the cost to the Company of such third party facilities and the price the Company is able to charge its customers for providing the services. The Company believes that its gross margins from its non-IDN services will improve as the volume of customer transmissions increases, although the Company does not expect such services will ever result in gross margins above approximately 15% due to competition among providers of resale services.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, MARCH 31, 1998

OVERVIEW (CONTINUED)
--------------------

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the report of the Company's independent public accountants on the Company's consolidated 1997 financial statements contains an explanatory fourth paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The Company will require substantial additional debt and/or equity financing prior to the end of August 1998 in order to continue operations beyond such date. The Company is presently seeking such additional financing, but there can be no assurance that the Company will obtain additional financing either in the amount required or by the date required, on favorable terms or at all. Failure of the Company to obtain such additional financing would have a material adverse effect on the Company's financial condition and could result in the insolvency of the Company. Moreover, if the Company's current projections of revenues, costs of revenues and/or gross margins associated with revenues are inaccurate in any material respect the date by which the Company requires additional financing could be prior to the end of August 1998.


OPERATING RESULTS
-----------------

Revenues.     Revenues increased to $13.1 million for the
--------
three months ended March 31, 1998 from $9.2 million for the comparable period in 1997. This increase is due primarily to revenues from the Company's broadcast fax services and private voice resale services, which were commercially introduced in the third and fourth quarter of 1997, respectively, and to increases in customer FI-Direct transmissions.

Revenues derived from the Company's foreign subsidiaries in international markets were approximately $6.9 million for the three months ended March 31, 1998, compared to $5.4 million for the comparable period in 1997.

During the three months ended March 31, 1998, the Company derived ten percent or more of its consolidated revenues from operations in North America (excluding Canada), Japan, and Hong Kong, and from the operations of the Company's Singapore affiliate, as follows:


                               Revenues as Percentage of
                               Total Consolidated Revenues for
                               Three Months Ended March 31,

           UNIFI CI Unit                1998    1997
           -------------                ----    ----

           North America               35.6%   30.3%
           Japan                       14.8%   19.8%
           Hong Kong                   11.0%   10.8%
           Singapore                   11.4%   10.9%

The Company expects that revenues from its North America operations will continue to represent ten percent or more of the Company's total consolidated revenues for the foreseeable future, primarily because of the significant size of the market for telecommunications services in North America, and because the Company's planned desktop computer-based fax service, which is expected for commercial release in September 1998, will be deployed initially and, the
Company believes, the most comprehensively, in North America.   The Company
cannot presently project which other geographic markets, if any, will represent ten percent or more of the Company's consolidated revenues in future periods, due to the uncertainty surrounding the effects of the Company's change in business strategy for 1998 and thereafter as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There can be no assurance that adverse political, regulatory or market conditions in any of the Company's geographic markets will not develop and adversely affect the Company's revenues derived from such markets. Moreover, following deployment of the Company's desktop-computer-based fax service, the Company

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, MARCH 31, 1998



OPERATING RESULTS (CONTINUED)
-----------------------------

believes that the percentages of its total revenues derived from Asian markets may decline relative to percentages of total revenues derived from North American and European markets, as customers in Asian markets are expected to adopt such new service at a slower rate than customers in North America and Europe.

Revenues from the Company's core FI-Direct service were approximately $9.7 million for the three months ended March 31, 1998 compared to $8.4 million in the comparable period in 1997. FI-Direct service revenues as a percentage of total revenues was 74% for the three months ended March 31, 1998 compared to 91%
in the comparable period in 1997.   The decline in FI-Direct revenues as a
percentage of total revenues for the first quarter of 1998 is attributable to the revenues received from the Company's broadcast fax service and private voice resale service during such quarter, which were not offered by the Company during the first quarter of 1997. The number of active customers increased to approximately 12,813 at March 31, 1998, as compared to 10,519 at March 31, 1997.

During the first quarter of 1998, the Company recognized $1.9 million in revenues from its private voice resale service, amounting to 15% of the Company's total consolidated revenues in such period. The Company has applied for authority under Section 214 of the Communications Act of 1934, as amended, to offer voice resale services to the public within the United States, and expects to receive such authority during the second quarter of 1998. From and after receipt of Section 214 authority, and prior to the commercial release and market acceptance of its desktop computer-based fax service, the Company expects that revenues from its voice resale services will continue to increase as a percentage of its total revenues. However, there can be no assurance that the Company's application for Section 214 authority will be approved by the Federal Communications Commission (the "FCC") during the second quarter of 1998 or at all. Failure of the Company to obtain Section 214 authority from the FCC on a timely basis or at all would have a material adverse effect on the Company's expectations for total consolidated 1998 revenues. Moreover, the Company will be subject to regulatory requirements in markets outside of the United States governing the provision of voice resale services, and there can be no assurance that the Company and/or its subsidiaries will be able to obtain the required authority to offer such services to customers outside of the United States. In addition, the market for voice resale services is extremely competitive. There can be no assurance that the Company, even if it receives Section 214 authority, will be able to obtain sufficient customers or transmissions from customers to result in expected revenues, or that the prices the Company is able to charge for such services will be sufficient to result in significant revenues. Nor can there be any assurance that the Company will be able to negotiate resale agreements with underlying carriers that will enable the Company to realize favorable gross margins from such services.

Cost of Revenues.      Cost of revenues increased by 37% to $12.6 million for
----------------
the three months ended March 31, 1998 compared to $9.2 million for the comparable periods in 1997. This increase in cost of revenues is due primarily to increases in the third-party transmission and delivery costs incurred by the Company for off-net transmissions and the Company's continued expansion of its Intelligent Delivery Network. The Company's third party transmission and delivery costs for off-net customer faxes increased even though the Company's on-net to off-net traffic ratio improved, because the total volume of customer fax transmissions increased by 66% in the first quarter of 1998 compared to the first quarter of 1997. Cost of revenues as a percentage of revenues decreased to 96.2% for the three months ended March 31, 1998, compared to 100% for the comparable period in 1997. The Company believes that its ongoing efforts to reduce these off-net costs through least-cost routing techniques, negotiation of favorable rates with telecommunications service providers and other means, combined with the Company's continued expansion of its network, the corresponding reduction in the percentage of customer transmissions that are off-net and the use of new technology to increase efficiencies in data transmission, will result in a continued decline in cost of revenues as a percentage of revenues. However, there can be no assurance that changes in customer transmission patterns will not result in greater than expected transmissions to off-net

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, MARCH 31, 1998



OPERATING RESULTS (CONTINUED)
-----------------------------

destinations, thereby increasing the Company's off-net transmission costs beyond current expectations, or that the Company will be able to install and operate network facilities in countries that are currently off-net, or that the Company will be able to continue to operate its network facilities in countries that are currently on-net. Moreover, as the Company continues to introduce new service offerings, such as voice resale service, broadcast fax services, and its desktop-computer-based fax services currently under development, the Company expects cost of revenues as a percentage of revenue to decline on a consolidated
basis.   However, there can be no assurance that the Company's costs of revenue associated with its newer services will not be higher than costs of revenue associated with its core service, and consequently that as the percentage of total revenue contributed by such newer services increases, the Company's costs of revenue on a consolidated basis will not increase.


Gross Margin.      Gross margin as a percentage of revenues improved to 4.2%
------------
for the three months ended March 31, 1998, compared to 0.5% for the comparable period in 1997. The positive improvement in gross margin is due primarily to the Company's ongoing cost reduction efforts as well as to increases in the percentage of the Company's total fax document traffic that is delivered on-net, made possible by the Company's continued expansion of its network in new geographical markets. The Company's on-net/off-net traffic ratio improved to approximately 79% in the month of March, 1998 as compared to approximately 63.1% in the month of March, 1997. The improvement in the Company's on-net to off-net ratio between March 1998 and March 1997 is due primarily to the continued installation of network nodes by the Company in additional countries during such period. The number of network nodes increased from 23 at March 31, 1997 to 33 at March 31, 1998.

The improvement to the Company's gross margin for the three months ended March 31, 1998 occurred despite the fact that the Company's average net revenue per minute of FI-Direct fax traffic decreased by 10.3% to $0.61 per minute at March 31, 1998 from $0.68 per minute at March 31, 1997. The Company anticipates further declines in its average net revenue per minute of FI-Direct fax traffic as worldwide telecommunications prices continue to decline as a result of the WTO Agreement and deregulation of telecommunications markets, requiring the Company to further lower its per minute transmission charges to customers in order to remain competitive. As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, this trend has led the Company to conclude that it must focus its business growth efforts on services other than FI-Direct, primarily its broadcast fax service, its voice resale service, and its desktop computer-based fax service scheduled for commercial release in September 1998. The Company believes that its prices for broadcast fax service and desktop computer-based fax service will not be as sensitive to further declines in worldwide basic telecommunications rates as is the Company's FI-Direct service, and that, as a result, the Company's gross margins from such services will improve relative to FI-Direct gross margins. However, there can be no assurance that the Company's expectations in this regard will prove correct. In addition, the Company does not expect that its gross margins from revenues in its different geographic markets will be uniform. To the extent that the Company derives higher than expected revenues from operations in geographic markets where gross margins are lower than in other markets, the Company's consolidated gross margin could be adversely affected. The Company also expects that gross margins from revenues associated with its voice resale services will contribute toward improving the Company's total consolidated gross margins during 1998, although there can be no assurance to that effect.

Selling, General and Administrative expenses.    Selling, general and
--------------------------------------------
administrative expenses increased to $10.3 million for the three months ended March 31, 1998, compared to $10.1 million for the comparable period in 1997. Included in general, selling and administrative expenses are related sales and customer service expense which decreased to $6.6 million for the three months ended March 31, 1998, compared to $8.1 million for the comparable period in 1997. The decrease in sales and customer service

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, MARCH 31, 1998



OPERATING RESULTS (CONTINUED)
-----------------------------

expense was due primarily to the decrease to sales and customer service personnel from approximately 361 at March 31, 1997 to approximately 283 at March 31, 1998. During the first quarter of 1998, the Company reduced its sales and customer service personnel, as part of the Company's strategy to refocus the Company's business development efforts away from the marketing, sale and provision of FI-Direct service toward the marketing, sale and provision of the Company's desktop computer-based fax service (currently under development) and its broadcast service. General and administrative expenses increased to $3.7 million for the three months ended March 31, 1998, compared to $2.0 million in the comparable period in 1997. This increase is due primarily to approximately $0.7 million in restructuring expenses related to the refocus of the Company's strategy. In addition, the Company incurred approximately $0.6 million in payroll and related contract services expenses for world-wide information support and approximately $0.3 million in facilities related expenses for rent. Selling, general and administrative expenses as a percentage of revenues decreased to 78.6% for the three months ended March 31, 1998 as compared to 109.8% in the comparable periods in 1997. The Company expects selling, general and administrative expenses to continue to decline as a percentage of revenues as revenue growth occurs. However, if the Company's total revenues do not continue to grow significantly or decline during 1998, or if the Company is required to increase the absolute levels of sales and customer support expenses in 1998 to support its anticipated release of new desktop computer-based fax services, then selling, general and administrative expenses could increase as a percentage of total 1998 revenues as compared to 1997.

Research and development expenses.  Research and development expenses increased
---------------------------------
to $3.5 million for the three months ended March 31, 1998, compared to $2.2 million for the comparable period in 1997. The number of research and development personnel increased from approximately 77 at March 31, 1997 to approximately 113 at March 31, 1998. Research and development expenses as a percentage of revenue increased to 26.7% for the three months ended March 31, 1998, compared to 23.9% for the comparable period in 1997. The Company's research and development expenditures are made for the purpose of developing new services as well as maintaining and enhancing existing services. The most substantial component of research and development expense is personnel,
including full-time employees and independent contractors.   The Company expects
that its actual research and development expenses will remain at present levels or increase slightly until the Company completes development and initial deployment of its desktop-computer-based fax services. As the Company's total consolidated revenue increases, the Company expects research and development expenses as a percentage of revenue to decline.

However, there can be no assurance that problems or delays encountered in developing, deploying or supporting the Company's desktop-computer-based fax services, or its development of new services the Company determines are required in order to remain competitive, will not result in an increase in research and development expenses beyond the Company's current expectations.

Interest income and expense.        Interest income increased to $1.0 million
---------------------------
for the three months ended March 31, 1998, compared to $0.8 million in the comparable period in 1997. Interest income in the comparable periods is related primarily to the result of interest earned on net proceeds received from the sale of Units by the Company on February 21, 1997. See "Liquidity and Capital Resources". The Company expects interest income to decrease as it continues to utilize non-restricted cash for operations and as it begins to pay down interest due on its debt financing.

Interest expense increased to $7.6 million for the three months ended March 31, 1998, compared to $4.3 million for the comparable period in 1997. The increase was primarily the result of borrowings by the Company evidenced by the Senior
Notes.   Interest expense relating to the Senior Notes  totaled $6.1 million for the three months ended March 31, 1998. The Company made its second interest payment of $12.2 million on the Senior Notes from its escrow account in the first quarter of 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, MARCH 31, 1998


OPERATING RESULTS (CONTINUED)
-----------------------------

EBITDA.       Gross margin EBITDA (revenues less cost of revenues, excluding
------
$1.9 million for the three months ended March 31, 1998, compared to $1.1 million for the comparable periods in 1997. EBITDA gross margin percentage increased to 14.5% for the three months ended March 31, 1998 compared to 11.9% for the comparable period in 1997. The improvement in the Company's gross margin EBITDA between reported periods is due to the increase in revenues as well as the Company's ongoing cost reduction efforts.

EBITDA (earnings before interest expense, taxes, depreciation and amortization) declined by 3.8% to approximately $(10.8) million for the three months ended March 31, 1998, compared to approximately $(10.4) million for the comparable period in 1997. The decline in EBITDA between the comparable three month periods is due largely to normal operating expenses and restructuring expenses incurred in the first quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its cash requirements for operations and investments primarily through private sales of equity and debt securities as well as equipment financing arrangements and other borrowings. Most recently, on February 21, 1997, the Company sold units ("Units") consisting of 14% Senior Notes due 2004 ("Senior Notes") and warrants ("Warrants") to purchase an aggregate of 4,816,818 shares ("Warrant Shares") of the Company's Common Stock for an aggregate price of $175,000,000. Cash and equivalents decreased to $33.3 million at March 31, 1998 compared to $50.7 million at December 31, 1997 and
$150.9 million at March 31, 1997.   This decrease is due primarily to the
Company continuing to fund its operating and capital requirements with the net
proceeds received from the sale of the Units.   Under the Escrow Agreement
entered in connection with the sale of the Units, the Company was required to place the first four interest payments on the Senior Notes in an escrow account as restricted cash. The Company made its second interest payment from the escrow account of approximately $12.2 million in the first quarter of 1998. The Company has restricted cash and investments of $24.6 million at March 31, 1998 compared to $35.8 million at December 31, 1997. The Company's current ratio including restricted cash at March 31, 1998 increased to 2.89 from 2.75 at December 31, 1997 and decreased from 4.7 at March 31, 1997.

Increases in accounts receivable, attributable to the growth in revenue used cash of $0.7 million and increases in other current assets used cash of $0.8 million for the three months ended March 31, 1998. The average age of the Company's accounts receivable increased by approximately two days from 58 at March 31, 1997 to 60 at March 31, 1998, primarily as a result of longer payment cycles in certain of the Company's European markets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, MARCH 31, 1998




LIQUIDITY AND SOURCES OF CAPITAL
(CONTINUED)
--------------------------------------------

Net cash provided by investing activities was $8 million in the three months ended March 31, 1998. These investing activities relate primarily to purchases of property and equipment and the maturity of restricted investments. Property and equipment expenditures for the three months ended March 31, 1998 of $3.9 million were offset by $0.07 million of proceeds generated from the sale of property and equipment. Additions to property and equipment were primarily for network hardware equipment, business office hardware and software, and equipment used in the Company's private voice resale service.

Net cash used in financing activities was $0.8 million in the three months ended March 31, 1998. These financing activities relate primarily to the paydown of the Company's notes payable and capital lease commitments.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the report of the Company's independent public accountants on the Company's consolidated 1997 financial statements contains an explanatory fourth paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The Company will require substantial additional debt and/or equity financing prior to the end of August 1998 in order to continue operations beyond such date. The Company is presently seeking such additional financing, but there can be no assurance that the Company will obtain additional financing either in the amount required or by the date required, on favorable terms or at all. Failure of the Company to obtain such additional financing would have a material adverse effect on the Company. Moreover, if the Company's current projections of revenues, costs of revenues and/or gross margins associated with revenues are inaccurate in any material respect the date by which the Company requires additional financing could be prior to the end of August 1998.

The Company does not have a significant source of liquidity other than the remaining net proceeds (less the amount placed in escrow) received from the sale of the Units. The Company will require substantial additional debt and/or equity financing prior to the end of August 1998 in order to continue business operations as presently conducted beyond such date. Failure of the Company to obtain such additional financing by such date would have a material adverse effect on the Company and could result in its insolvency. Moreover, the projected date by which the Company requires such additional financing is based upon its current projections as to revenues, costs of revenues and cash flows associated with revenues prior to such date. If such projections prove to be inaccurate in any material respect, the date by which the Company requires additional financing could be earlier than the end of August 1998. The Company's Senior Notes Indenture contains certain restrictions on the Company's ability to incur additional indebtedness and its ability to obtain additional financing generally. There can be no assurance that the Company will be able to obtain the required additional financing in accordance with such restrictions, or otherwise on terms favorable to the Company or at all, or by the date required. The Company may be required to seek waivers of, or amendments to, certain provisions of its Senior Notes Indenture in order to secure such financing, and there can be no assurance that the Company will be able to obtain such waivers and/or amendments, if required, on a timely basis or at all.

PART II:                            OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES
------------------------------

(C) UNREGISTERED SALES OF EQUITY SECURITIES DURING THE QUARTER ENDED MARCH 31, 1998

     During the three months ended March 31, 1998, the Company issued shares of Common Stock to employees, contractors and/or consultants of the Company in unregistered sales pursuant to such persons' exercises of stock options granted under the Company's Amended and Restated 1993 Stock Option Plan, as follows:

                    Number of Shares           Aggregate Cash
Date of Sale        of Common Stock            Exercise Price
------------        ----------------           --------------
1/21/98                   1,712                $    599.20
1/30/98                     242                     520.30
2/2/98                      472                     495.60
2/3/98                    5,234                   5,160.70



All of the foregoing sales by the Company were made pursuant to the exemption from registration set forth in Section 4 (2) of the Securities Act of 1933, as amended.


ITEM 5:  OTHER INFORMATION
--------------------------


     Certain Changes in the Board of Directors, Management and Stock Ownership.
     -------------------------------------------------------------------------
On March 13, 1998, two of the Company's directors--Mr. Lim Eng and Ms. Chua Sock Koong--resigned from such positions. Mr. Lim also resigned from his position as Vice President and Chief Operating Officer of the Company. On March 14, 1998, SingTel Global Services Pte. Ltd., a principal stockholder of the Company and a wholly-owned subsidiary of Singapore Telecommunications Limited, sold all of its Series G Convertible Preferred Stock of the Company to Douglas J. Ranalli, Chairman of the Board of Directors and Chief Executive Officer of the Company. As a result of this transaction, Douglas J. Ranalli owns approximately 63% of the total issued and outstanding voting capital stock of the Company (as of May 1, 1998), and approximately 41% of the total voting capital stock of the Company on a fully-diluted basis as of such date (including all warrants and options to purchase capital stock of the Company exercisable within 60 days).


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

     Default under Warrant Shares Registration Rights Agreement.  The Company
     ----------------------------------------------------------
presently is in default of its obligations under the Warrant Shares Registration Rights Agreement executed in connection with the Company's sale of the Units. The Warrant Shares Registration Rights Agreement required the Company to have filed a registration statement pursuant to the Securities Act of 1933, as amended, with the Securities and Exchange Commission relating to the issuance of the Warrant Shares by the Company upon exercise of the Warrants and to have caused such registration statement to become effective on or before March 1, 1998. The Company has not as of the date of this Quarterly Report Form 10-Q filed such required registration statement, primarily because the Company is still re-evaluating its business and growth strategy and its liquidity and capital resource needs for 1998 and thereafter, and believed that it could not make the disclosures required in such registration statement in compliance with the requirements of federal securities laws until the conclusion of such re-evaluation. The Company has not received notice from any Warrant holders that is in default under the Warrant Shares Registration Rights Agreement, nor has it sought a waiver from the Warrant holders of such default. The Warrant Shares Registration Rights Agreement provides that, in the event of such a default by the Company, in addition to other remedies the Warrant holders may have, the Company is liable for liquidated damages in the amount of $.001 per week per Warrant for the first 90 day period of such default, which amount shall increase by an additional $.001 per week per Warrant for each successive 90-day period during which such default continues, up to a maximum of $.005 per week per Warrant. If the Company files the required registration statement and causes it to become effective no later than May 30, 1998, the Company will be liable for a maximum liquidated damages amount of $2,275. If the Company files such registration statement and causes it to become effective after May 30, 1998 but prior to August 29, 1998, the Company will be liable for a maximum liquidated damages amount of $6,825. The Company intends either to file the required registration statement and use its best efforts to cause it to become effective as soon thereafter as possible, or to seek a waiver from the Warrant holders with respect to such required filing, as soon after the date hereof as practicable. The Company does not believe that its default under the Warrant Shares Registration Rights Agreement will have a material adverse effect on the Company's business or financial condition, but there can be no assurance to that effect.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  The following exhibits are filed herewith:

           Exhibit No.              Description
          -----------               -----------
           +3.1         Certificate of Incorporation, as amended, of
                        UNIFI Communications, Inc.
           +3.2         By-Laws of UNIFI Communications, Inc.
           +4.1         Indenture, dated as of February 21, 1997,
                        between UNIFI Communications,
                        Inc. and Fleet National Bank, as trustee, relating to $175,000,000 in aggregate principal amount of 14% Senior
                        Notes due 2004.
           +4.2         Specimen Certificate of 14% Senior Notes due
                        2004 (the "Private Notes")
                        (included in Exhibit 4.1).
           +4.3         Specimen Certificate of 14% Senior Notes due
                        2004 (the "Exchange
                        Notes") (included in Exhibit 4.1).
           +4.4         Registration Rights Agreement, dated as of
                        February 21, 1997, between
                        UNIFI Communications, Inc. and Smith Barney Inc.
           +4.5         Unit Agreement, dated as of February 21, 1997,
                        between UNIFI Communications, Inc. and Fleet National
                        Bank, as unit agent.
           +4.6         Escrow Agreement, dated as of February 21, 1997,
                        between UNIFI Communications, Inc. and Fleet National
                        Bank, as escrow agent.
           +10.1        Credit Agreement, dated as of April 10,
                        1995, among UNIFI Communications, Inc. and
                        SingTel (Netherlands Antilles) Pte N.V.
           +10.2        Amendment, dated as of February 21, 1997, to the Credit
                        Agreement, dated as of April 10, 1995, among UNIFI
                        Communications, Inc. and SingTel  (Netherlands
                        Antilles) Pte. N.V.
           +10.3        Term Loan Agreement-Equipment, dated as of April 10,
                        1995 among
                        UNIFI Communications, Inc. and SingTel (Netherlands
                        Antilles) Pte. N.V.
           +10.4        Amendment, dated as of February 21, 1997, to the Term
                        Loan Agreement-Eqipment, dated as of April 10, 1995, among UNIFI Communications, Inc. and SingTel
                        (Netherlands Antilles) Pte. N.V.
           +10.5        Intercompany Operating Agreement, dated as of April 10,
                        1995, between UNIFI Communications, Inc. and Singapore
                        Telecommunications Limited, as amended by Amendment No.
                        1 dated as of September 30, 1996 (the "Intercompany
                        Operating Agreement").
           +10.6        Amendment No. 1 to the Intercompany Operating Agreement
                        dated September 30, 1996 between UNIFI Communications,
                        Inc. and Singapore Telecommunications Limited.
           +10.7        Amendment, dated as of February 21, 1997, to the
                        Intercompany Operating Agreement dated April 10, 1995, among UNIFI Communications, Inc. and Singapore
                        Telecommunications Limited.
           +10.8        Series G Convertible Preferred Stock Purchase Agreement,
                        dated as of April 10, 1995, among UNIFI Communications,
                        Inc. SingTel Global Services Pte Ltd.
           +10.9        First Amendment, dated as of February 5, 1997, of the
                        Series G Convertible Preferred Stock Purchase Agreement, dated as of April 10, 1995, among UNIFI Communications,
                        Inc. SingTel Global Services Pte Ltd, as amended .
           +10.10       Second Amendment, dated as of February 21, 1997, of the
                        Series G Convertible Preferred Stock Purchase Agreement, dated as of April 10, 1995, between UNIFI
                        Communications, Inc., SingTel Global Services Pte Ltd, as amended.
           +10.11       Amended Restated Registration Rights Agreement, dated as
                        of April 10, 1995 among UNIFI Communications, Inc. and various investors named therein.
           +10.12       Amended, dated as of February 21, 1997, of the Amended
                        and Restated Registration Rights Agreement, dated as of April 10, 1995 among UNIFI Communications, Inc. and various investors named therein.

           +10.13 Consent and Waiver, dated as of February 20, 1997, of the Amended and Restated Registration Rights Agreement, dated as of April 10, 1995 among UNIFI Communications, Inc. and various investors named therein.
           +10.14 Stockholders Agreement, dated as of April 10, 1995, among UNIFI Communications, Inc. and the stockholders named therein.
           +10.15 First Amendment to the Stockholders Agreement, dated February 21, 1997, among UNIFI Communications, Inc., SingTel Global
                        Services Pte. Ltd and certain stockholders named therein
           +10.16 Employment Agreement, dated as of April 10, 1995, among UNIFI Communications, Inc. and Douglas J. Ranalli.
           +10.17 Warrant to purchase 2,000,000 shares of the Company's Common Stock, issued to SingTel Global Services Pte. Ltd, dated February 21, 1997
           +10.18 Warrant Agreement, dated as of February 21, 1997, between UNIFI Communications, Inc. and Fleet National Bank, as warrant agent.
           +10.19       Specimen Warrant Certificate (included in Exhibit
                        10.25).
           +10.20 Warrant Shares Registration Rights Agreement, dated as of February 21, 1997, between UNIFI Communications, Inc. and Smith Barney, Inc.
           +10.21 Lease dated August 2, 1996 between UNIFI Communications, Inc. and Cross Point Limited Partnership.
           +10.22 Agreement dated August 2, 1996 between UNIFI Communications, Inc. and Cross Point Limited Partnership (included in exhibit 10.21 hereto).
           +10.23 Subordination Agreement dated August 2, 1996 between UNIFI Communications, Inc., Cross Point Limited Partnership and SingTel (Netherland Antilles) Pte N.V. (included in Exhibit 10.21).
           +10.24 Software License and Services Agreement dated September 20, 1996 between UNIFI Communications, Inc. and Control Data Systems, Inc.
           +10.25 $2,049,315 Convertible Term Note, dated as of April 1, 1997, of UNIFI Communications, Inc. dated as of April 1, 1997, issued to Control Data Systems, Inc.
           +10.26 Warrant to purchase up to 50,406 shares of Common Stock of UNIFI Communications, Inc., dated as of April 1, 1997, issued to Control Data Systems, Inc.
           +10.27 Share Sale Agreement (Fax International Australia Pty. Limited) dated as of September 29, 1997 among UNIFI Communications, Inc., Graham Bruce Darley and Sin Hang Boon.
           +10.28 Agreement for Sale of Business dated as of March 31, 1998 between SingCom (Australia) Pty. Limited and Fax International Australia Pty. Limited.
           +10.29 First Amendment to Lease, dated as of June 25, 1997, between UNIFI Communications, Inc. and Cross Point Limited Partnership.
           +10.30 Second Amendment to Lease, dated as of October 21, 1997, between UNIFI Communications, Inc. and Cross Point Limited Partnership.
          ++10.31 Third Amendment, dated as of March 14, 1998, to Series G Convertible Preferred Stock Purchase Agreement dated as of April 10, 1995, as amended, among UNIFI Communications, Inc., SingTel Global Services Pte. Ltd. and Douglas J. Ranalli.
          ++10.32 Second Amendment, dated as of March 14, 1998, to Stockholders Agreement dated as of April 10, 1995, as amended, among UNIFI Communications, Inc., SingTel Global Services Pte. Ltd., Douglas J. Ranalli and Shelly Ranalli.

          ++10.33 Second Amendment, dated as of March 14, 1998, to Credit Agreement dated as of April 10, 1995, as amended, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte. N.V.

          ++10.34 Second Amendment, dated as of March 14, 1998, to Term Loan Agreement--Equipment dated as of April 10, 1995, as amended, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte. N.V.

           *11.0        Statement re:  Computation of Net Loss per Common Shares

           *27.0        Financial Data Schedule.
----------------------------
*Filed herewith
+Previously filed with registrant's Registration Statement on Form S-4 (Registration No. 333-25521) and incorporated herein by reference. ++Previously filed with registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(B) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UNIFI Communications, Inc.


                                         By: /s/ Douglas J. Ranalli
                                            _____________________
                                            Douglas J. Ranalli
                                            Chief Executive Officer
                                            (Principal Executive Officer)
                                            and Acting Chief Financial Officer
                                            (Principal Financial Officer)

Date:  May 14, 1998