Form 10-Q
period 1998-06-30
UNIFI COMMUNICATIONS INC
filed 1998-08-13
CIK 1037968

   =========================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             --------------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998

                         COMMISSION FILE NO. 333-25521
                             --------------------

                          UNIFI COMMUNICATIONS, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                        04-3097640
           --------                                        ----------
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)




                             900 CHELMSFORD STREET
                         LOWELL, MASSACHUSETTS  01851
                         ----------------------------
              (Address of principal executive offices) (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (978) 551-7500


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT HAS REQUIRED TO FILE SUCH REPORTS), AND 2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                               ----    ----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     3,878,327 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AUGUST 13, 1998.

   =========================================================================

                          UNIFI COMMUNICATIONS, INC.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:                                    PAGE
                                                                   ----

          Consolidated Condensed Balance Sheets.................   1 - 2

          Consolidated Condensed Statements of Operations.......       3

          Consolidated Condensed Statements of Cash Flows.......   4 - 5

          Notes to Consolidated Condensed Financial Statements..   6 - 8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations........   9 - 16


PART II. OTHER INFORMATION:

         Item 5:  Other Information.............................       17

         Item 6:  Exhibits and Reports on Form 8-K..............       18

         Signatures.............................................       21

                        PART I.  FINANCIAL INFORMATION

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)


                                                     JUNE 30,               DECEMBER 31,
                                                       1998                    1997
                                                     --------              ------------
                                                   (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                           $18,925                 $ 50,687
  Short-term restricted investments                    24,613                   23,911
  Accounts receivable, net                              9,039                    7,966
  Prepaid expenses and other current assets             1,967                    1,059
                                                      -------                 --------
    Total current assets                               54,544                   83,623
                                                      -------                 --------

Property and equipment, net                            23,657                   25,452
                                                      -------                 --------

Long-term restricted investments                            -                   11,891

Deferred financing costs, net                           7,656                    8,319

Other assets, net                                       1,305                    1,217
                                                      -------                 --------

Total assets                                          $87,162                 $130,502
                                                      =======                 ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
              (In thousands, except share and per share amounts)

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 1998                 1997
                                                                               --------          ------------
                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable and capital lease obligations              $  3,399             $  5,340
  Accounts payable                                                               1,693                4,615
  Accrued expenses                                                              19,359               20,411
                                                                              --------             --------
    Total current liabilities                                                   24,451               30,366
                                                                              --------             --------
Long-Term Debt:
  Senior notes payable                                                         165,974              165,506
  Notes payable and capital lease obligations, net of current portion           47,922               46,540
                                                                              --------             --------
    Total long-term debt                                                       213,896              212,046
                                                                              --------             --------

Stockholders' Equity (Deficit):
  Convertible preferred stock, $1.00 par value, 24,715,500
     shares authorized; 13,515,030 issued and outstanding
     in 1998 and 1997                                                           13,515               13,515
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 3,878,327 and 3,862,021 issued and
     outstanding in 1998 and 1997, respectively                                     39                   39
  Additional paid in capital                                                    35,892               35,877
  Accumulated deficit                                                         (200,795)            (161,120)
  Cumulative translation adjustment                                                164                 (221)
                                                                              --------             --------

    Total stockholders' equity (deficit)                                      (151,185)            (111,910)
                                                                              --------             --------

Total liabilities and stockholders' equity                                    $ 87,162             $130,502
                                                                              ========             ========





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS INC., AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (In thousands, except per share information)
                                  (Unaudited)

                                                           Three Months                     Six Months
                                                           Ended June 30,                  Ended June 30,
                                                     ----------------------------    ----------------------------
                                                          1998          1997            1998             1997
                                                     -------------   ------------    ------------   -------------

Revenues                                                $ 12,594      $ 11,213        $ 25,730         $ 20,450
                                                        --------      --------        --------         --------

Cost of revenues                                           8,534         9,629          19,736           17,778
Cost of revenues  depreciation                             2,102           918           3,489            1,961
                                                        --------      --------        --------         --------
  Total cost of revenues                                  10,636        10,547          23,225           19,739

Gross margin                                               1,958           666           2,505              711

Operating expenses:
  Selling, general and administrative                      8,632        10,517          18,949           20,617
  Research and development                                 3,840         3,217           7,317            5,394
  Depreciation and amortization                            1,387         1,182           2,771            2,289
                                                        --------      --------        --------         --------

     Total operating expenses                             13,859        14,916          29,037           28,300

     Loss from operations                                (11,901)      (14,250)        (26,532)         (27,589)

Interest Income                                              700         1,914           1,701            2,744

Interest Expense                                          (7,900)       (7,885)        (15,539)         (12,163)
                                                        --------      --------        --------         --------

     Loss before extraordinary item                      (19,101)      (20,221)        (40,370)         (37,008)

Extraordinary gain on extinguishment  of debt                695             -             695                -
                                                        --------      --------        --------         --------

     Net loss                                           $(18,406)     $(20,221)       $(39,675)        $(37,008)
                                                        ========      ========        ========         ========

Net loss per common and common equivalent
     Basic loss before extraordinary item               $  (4.93)     $  (5.33)       $ (10.55)        $  (9.75)
                                                        ========      ========        ========         ========
     Basic and diluted extraordinary gain               $   0.18      $      -        $   0.18         $      -
                                                        ========      ========        ========         ========
     Basic and diluted net loss                         $  (4.75)     $  (5.33)       $ (10.37)        $  (9.75)
                                                        ========      ========        ========         ========

Basic and diluted weighted average common and
   common equivalent shares used in computing
   per share amounts                                    $  3,877      $  3,792        $  3,825         $  3,795
                                                        ========      ========        ========         ========




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI Communications, Inc. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                       -----------------------------------------
                                                                             1998                   1997
                                                                       ----------------      -------------------
OPERATING ACTIVITIES:
  Net loss                                                               $(39,675)               $(37,008)
  Adjustments to  reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                          6,260                   4,130
     Amortization of financing costs and warrants                           1,301                     956
     Compensation expense related to options                                                          113
     Extraordinary gain on early extinguishment of debt                      (696)
     (Gain)Loss on disposal of property, plant, and equipment                 211                    (423)
  Changes in assets and liabilities:
    Accounts receivable                                                    (1,079)                 (2,327)
    Prepaid expenses and other current assets                                (915)                   (252)
    Accounts payable                                                       (2,913)                (10,056)
    Accrued expenses                                                          617                  14,424
                                                                         --------                --------

      Net cash used in operating  activities                              (36,889)                (30,443)
                                                                         --------                --------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (4,626)                 (3,239)
    Proceeds from sale of property and equipment                               81                     248
    Maturities of short-term investments                                   11,891                       -
    Net increase in other assets                                              (96)                   (635)
                                                                         --------                --------

      Net cash provided by (used in) investing activities                   7,250                  (3,626)
                                                                         --------                --------

FINANCING ACTIVITIES:
    Proceeds (payments) on notes payable and capital leases                (1,504)                    372
    Net proceeds from issuance of Senior Notes                                  -                 163,276
    Proceeds from exercise of stock options and warrants                       14                      18
                                                                         --------                --------

      Net cash provided by (used in) financing activities                  (1,490)                163,666

EFFECTS OF EXCHANGE RATES ON CASH                                              69                     (78)

NET INCREASE IN RESTRICTED CASH                                              (702)                (46,275)
                                                                         --------                --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (31,762)                 83,244

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           50,687                   4,538
                                                                         --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 18,925                $ 87,782
                                                                         ========                ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

Cash paid for                   June 30, 1998  June 30, 1997
                                -------------  -------------
Interest                              $12,366        $   700
Income Taxes                          $   ---        $   ---




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                          UNIFI COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           FORM 10-Q, JUNE 30, 1998
                                  (UNAUDITED)


Note 1:  Interim Financials

The accompanying consolidated condensed financial statements have been prepared by UNIFI Communications, Inc. (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of the Company's financial position as of June 30, 1998 and results of operations for the three and six months ended June 30, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2:  NET LOSS PER COMMON SHARE

The Company computed net loss per share in accordance with SFAS No. 128, Earnings per share, which requires disclosure about computing and presenting
earnings per share.   Basic net loss per common share is computed based upon the net loss available to common stockholders and the weighted average number of common shares outstanding during the period. Basic net loss per common share for the three and six months ended June 30, 1998 and 1997 was computed as follows:


                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------      ----------------------------------
                                                1998                 1997                 1998               1997
                                          ------------------     ---------------      --------------     ---------------

  Basic Net Loss Per Share Calculation
  Loss before extraordinary item               (19,101)             (20,221)            (40,370)            (37,008)
  Extraordinary item                               695                    -                 695                   -
                                              --------             --------            --------            --------
  Net loss                                    $(18,406)            $(20,221)           $(39,675)           $(37,008)
                                              ========             ========            ========            ========

  Weighted average common shares
     outstanding                                 3,877                3,792               3,825               3,795
                                              ========             ========            ========            ========

Basic Net Loss Per Share
  Loss before extraordinary item                 (4.93)               (5.33)             (10.55)              (9.75)
  Extraordinary gain                              0.18                    -                0.18                   -
                                              --------             --------            --------            --------
  Net loss                                    $  (4.75)            $  (5.33)           $ (10.37)           $  (9.75)
                                              ========             ========            ========            ========


Diluted net loss per share is the same as basic net loss per common share since the shares of stock issuable pursuant to stock options, warrants and upon the conversion of the preferred stock are not considered as their effect would be antidilutive. The Company had 3,239,489 shares and 2,901,906 shares of stock options at June 30, 1998 and 1997 and 7,749,219 of warrants at June 30, 1998 and 1997 that were excluded from the net loss per common share computation.

                          UNIFI COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           FORM 10-Q, JUNE 30, 1998
                                  (UNAUDITED)


NOTE 3:  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective 1/1/98, which requires reporting comprehensive income separately between net income and other comprehensive income. Other comprehensive income includes such classifications as: foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company's component of other comprehensive income is reported below (in thousands):

                                                      JUNE 30,              December 31,
                                                        1998                    1997
                                                ------------------      ------------------

FOREIGN CURRENCY TRANSLATION
  Beginning balance                                   $ (221)                 $  562
  Current-period change                                  385                    (783)
                                                      ------                  ------
  Ending balance                                      $  164                  $ (221)
                                                      ======                  ======


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

In April 1998, AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which is effective for fiscal year beginning after December 15, 1998 and early adoption is encouraged. SOP 98-5 requires costs related to start-up activities, such as organization costs, be expensed when

                          UNIFI COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           FORM 10-Q, JUNE 30, 1998
                                  (UNAUDITED)


incurred. The Company does not expect the adoption of this standard to have a material effect on the financial statements.

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999 and early adoption is allowed for interim periods beginning after issuance. The Company does not expect the adoption of this standard to have a material effect on the financial statements.

NOTE 5: EXTINGUISHMENT OF NOTES PAYABLE TO A LANDLORD

On June 8, 1998, the Company extinguished its indebtedness to Cross Point Limited Partnership ("Cross Point") under the Company's 13% Term Note due June 1, 1998 in original principal amount of $1.5 million (the "Term Note"). Cross Point, the landlord of the Company's premises at 900 Chelmsford Street, Lowell, Massachusetts, canceled and surrendered the Term Note upon the payment by the Company of $576,864. Under an agreement with Cross Point executed in connection with the Company's original issuance of the Term Note, the Company had the right, which it exercised, to extend the maturity of the Term Note until December 1, 1998 upon issuance by the Company to Cross Point of a warrant (the "Warrant") to purchase 10,000 shares of the Company's common stock at a purchase price of $0.01 per share. The payment of $576,864 to Cross Point represented $0.45 per $1.00 of principal on the $1,281,920 outstanding principal balance under the Term Note as of June 3, 1998, plus accrued interest through such date. In addition, Cross Point surrendered the Warrant unexercised. In connection with this transaction, the Company recorded an extraordinary gain in the second quarter of 1998 in the amount of $695,601.

NOTE 6:  DEPRECIATION

During 1998, the Company changed the estimated useful life of certain assets. This change in estimate, which was recorded prospectively, increased depreciation expense by approximately $658,000 for the six months ended June 30, 1998.

NOTE 7:  DISCLOSURE ABOUT THE FAIR VALUE OF SENIOR NOTES PAYABLE


The Company's Senior Notes Payable, of $175,000,000 in original principal, had a carrying value of approximately $166,000,000 at December 31, 1997 and June 30, 1998. In accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments, the Company has determined the fair value of the Senior Notes Payable, based on the current trading prices, to be approximately $33,000,000 at June 30, 1998.

NOTE 8:  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, JUNE 30, 1998


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

RECENT DEVELOPMENTS
-------------------

Need For Additional Financing
-----------------------------

The Company presently believes that it will exhaust its cash resources on or around the end of September 1998. Previously, the Company had disclosed that it would require substantial additional debt and/or equity financing prior to the end of August 1998 in order to continue business operations as presently conducted beyond such date. However, due to cost control measures employed by the Company during the second and third quarters of 1998, primarily the deferral of certain planned capital expenditures, the Company believes that it will be able to continue its current business operations until the end of September 1998. As of the date of this Quarterly Report, the Company is able to pay its debts generally as they become due.

The Company believes that it requires approximately $60 million in additional equity and long-term debt financing ("permanent financing") in order to complete development of its new services and achieve cash-flow positive operations. The Company's senior management has been actively seeking such permanent financing, as well as temporary or "bridge" financing in a lesser amount in advance of such permanent financing, but, as of the date of this Quarterly Report, has not secured a commitment from any source to provide any such financing. The failure or inability of the Company to secure new financing, either permanent or bridge financing, by the end of September 1998 will result in the insolvency of the Company and force it to file a petition in liquidation under Chapter 7 of the U.S. Bankruptcy Code (the "Code").

Management believes that a condition to obtaining new permanent financing will be a restructuring of the Company's present finance indebtedness (as opposed to its ordinary course trade debt). Should the Company obtain a commitment for new permanent financing prior to exhausting its cash resources, the Company may seek reorganization under Chapter 11 of Code. Successful implementation of any plan of reorganization proposed by the Company under Chapter 11 will require the approval of certain of the Company's creditors, and there can be no assurance that such approvals will be obtained on a timely basis or at all. Therefore, even if the Company is successful in obtaining a commitment for new permanent financing prior to the end of September 1998, if the Company proposes a plan of reorganization under Chapter 11 and is not able to timely obtain the required creditor approvals, or if, prior to proposing such a plan of reorganization, management believes that such approvals are not likely to be obtained, either on a timely basis or at all, then the Company will be required to file a petition for liquidation under Chapter 7 of the Code.

The Company presently intends to continue business operations until exhaustion of its cash resources and to continue seeking new permanent and bridge financing until such time.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, JUNE 30, 1998

RECENT DEVELOPMENTS (CONTINUED)
-------------------------------

Trading of Senior Notes
-----------------------

The Company believes that its 14% Senior Notes due 2004 have traded recently at prices substantially below face value, in the range of $0.15 to $0.20 per $1.00 of face amount. The Company believes that the recent Senior Notes trading at such a substantial discount reflects the judgment of the parties to such trades that the Company is likely to seek some form of financial restructuring in order to continue its business operations.


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

The Company commenced operations in April 1992, offering international enhanced fax document delivery services between the United States and Japan. From April 1992 to the present, the Company has continued to expand its Intelligent Delivery Network and its telecommunications service operations with funds received in numerous equity and debt financings and from operations. As of June 30, 1998, UNIFI, either directly (including through wholly-owned and majority-owned subsidiaries) or through affiliates, offered its international enhanced fax document delivery services and broadcast fax services in the United States, Canada, United Kingdom, France, Germany, Hong Kong, the Republic of Korea (South Korea), Japan, Australia, Singapore, and the Republic of China (Taiwan). In addition, the Company as of such date offered domestic unenhanced fax services in the United States, the United Kingdom and Australia, and private voice resale services to a single customer in the United States.

With respect to its core international enhanced fax service (FI-Direct), the Company derives its revenues primarily from monthly customer charges based on the actual number of minutes (or fractions thereof) of fax document transmissions made by customers. The Company also charges its customers a monthly network access charge (and in some markets sells FaxLinks) for the use of each FaxLink installed at the customers' offices. The Company's principal operating costs with respect to all of its services are sales and customer service personnel, third party telecommunications transmission costs, and research and development expense. There are two broad categories of transmission cost: on-net costs, which are the costs of transmission and delivery to countries in which the Company has installed a network node, and
(ii) off-net costs, which are the costs of transmission and delivery to countries where the Company has no network facilities. Typically, at certain volume levels, off-net transmission and delivery costs are higher than on-net costs. As the Company continues to develop its Intelligent Delivery Network, the Company expects to experience improvements in gross margins by reducing the percentage of its international fax document traffic that is off-net. Certain of the Company's services--namely, its domestic unenhanced fax services and its private voice resale services--are provided outside of the IDN on a resale basis by means of third-party transmission facilities. The Company's gross margins from these services are a function of the difference between the cost to the Company of such third party facilities and the price the Company is able to charge its customers for providing the services. The Company believes that its gross margins from its non-IDN services will improve as the volume of customer transmissions increases, although the Company does not expect such services will ever result in gross margins above approximately 15% due to competition among providers of resale services.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, JUNE 30, 1998


Operating Results
-----------------

Revenues.  Revenues increased to $12.6 million and $25.7 million for the
--------
three and six months ended June 30, 1998, respectively, from $11.2 million and $20.4 million, respectively for the comparable periods in 1997. The increase in revenues for the three and six months ended June 30, 1998 over 1997 is due primarily to approximately $1 million and $4 million, respectively, in revenue growth from the Company's broadcast fax services and private voice resale services, which were commercially introduced in the third and fourth quarter of 1997, respectively. Revenues derived from the Company's foreign subsidiaries in international markets were approximately $9.0 million and $17.4 million for the three and six months ended June 30, 1998, respectively, compared to $8.1 million and $14.5 million, respectively for the comparable periods in 1997.

During the three and six months ended June 30, 1998, the Company derived ten percent or more of its consolidated revenues from operations in North America (excluding Canada), Japan, and Hong Kong, and from the operations of the Company's Singapore affiliate, as follows:

                     Revenues as Percentage of Total Consolidated Revenues for
                      Three Months Ended June 30,    Six Months Ended June 30,

UNIFI CI Unit            1998           1997             1998         1997
---------------          -----          -----            -----        -----

North America            28.6%          28.1%            32.2%        28.8%
Japan                    15.0%          18.3%            14.9%        18.9%
Hong Kong                13.7%          11.9%            12.3%        11.4%
Singapore                10.7%          10.5%            11.1%        10.7%

The Company expects that revenues from its North America operations will continue to represent ten percent or more of the Company's total consolidated revenues for the foreseeable future, primarily because of the significant size of the market for telecommunications services in North America, and because the Company's planned desktop computer-based fax service, which is expected for commercial release in the fourth quarter of 1998, will be deployed initially
and, the Company believes, the most comprehensively, in North America.   The
Company cannot presently project which other geographic markets, if any, will represent ten percent or more of the Company's consolidated revenues in future periods, due to the uncertainty surrounding the effects of the Company's change in business strategy for 1998 and thereafter as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There can be no assurance that adverse political, regulatory or market conditions in any of the Company's geographic markets will not develop and adversely affect the Company's revenues derived from such markets. Moreover, following deployment of the Company's desktop-computer-based fax service, the Company believes that the percentages of its total revenues derived from Asian markets may decline relative to percentages of total revenues derived from North American and European markets, as customers in Asian markets are expected to adopt such new service at a slower rate than customers in North America and Europe.

Revenues from the Company's core FI-Direct service were approximately $9.7 million and $19.5 million for the three and six months ended June 30, 1998, respectively, as compared to $10.3 million and $18.7 million, respectively, for the comparable periods in 1997. FI-Direct service revenues as a percentage of total revenues were 77% and 75.9% for the three and six months ended June 30, 1998, respectively, as compared to 92% and 91.2%, respectively, for the comparable periods in 1997. The decline in absolute FI-Direct revenues between the comparable three month periods, and the modest growth in such revenues between the comparable six month periods, is due to the Company's cessation of active marketing of FI-Direct service in 1998, consistent with the Company's change in business strategy as described in its Annual Report on

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, JUNE 30, 1998

OPERATING RESULTS (CONTINUED)
-----------------------------

Form 10-K for the year ended December 31, 1997. The decline in FI-Direct revenues as a percentage of total revenues for the three and six months ended June 30, 1998 is attributable to the revenues received from the Company's broadcast fax service and private voice resale service during such periods, which were not offered by the Company during the comparable periods in 1997. The number of active customers increased to approximately 11,784 at June 30, 1998, as compared to 10,435 at June 30, 1997.

During the three and six months ended June 30, 1998, the Company recognized $0.9 million and $2.8 million, respectively, in revenues from its private voice
resale service.   Revenues from such service accounted for 7% and 11% of the
Company's total consolidated revenues in such respective periods. During the second quarter of 1998, the Company reevaluated its plans to expand its offering of private voice resale service and, based upon its analysis of the relative costs and benefits of such expansion and in light of the Company's present financial circumstances, determined not to expand such services during the second half of 1998. Therefore, the Company does not expect significant additional revenue from the private voice resale service during the remainder of 1998.

Cost of Revenues.  Cost of revenues increased to $10.6 million and $23.2
-----------------
million for the three and six months ended June 30, 1998, respectively, from $10.5 million and $19.7 million, respectively, for the comparable periods in 1997. This increase in cost of revenues is due primarily to increases in the third-party transmission and delivery costs incurred by the Company for on-net and off-net transmissions and the Company's increased housing costs associated with its Intelligent Delivery Network. The Company's third party transmission and delivery costs for off-net customer faxes increased even though the Company's on-net to off-net traffic ratio improved. Total volume of customer fax transmissions increased by 60% and 65%, respectively for the three and six months ended June 30, 1998 compared to the comparable periods in 1997. Cost of revenues as a percentage of revenues decreased to 84.4% and 90.3% for the three and six months ended June 30, 1998, respectively, compared to 94.1% and 96.5% respectively, for the comparable periods in 1997. The Company believes that its ongoing efforts to reduce these off-net costs through least-cost routing techniques, negotiation of favorable rates with telecommunications service providers and other means, combined with the Company's new product and service offerings which primarily utilizes on-net traffic, the corresponding reduction in the percentage of customer transmissions that are off-net, and the use of new technology to increase efficiencies in data transmission, will result in a continued decline in cost of revenues as a percentage of revenues. However, there can be no assurance that changes in customer transmission patterns will not result in greater than expected transmissions to off-net destinations, thereby increasing the Company's off-net transmission costs beyond current expectations, or that the Company will be able to install and operate network facilities in countries that are currently off-net, or that the Company will be able to continue to operate its network facilities in countries that are currently on-net. Moreover, as the Company continues to introduce new service offerings, such as voice resale service, broadcast fax services, and its desktop-computer-based fax services currently under development, the Company expects cost of revenues as a percentage of revenue to decline on a consolidated basis. However, there can be no assurance that the Company's costs of revenue associated with its newer services will not be higher than costs of revenue associated with its core service, and consequently that as the percentage of total revenue contributed by such newer services increases, the Company's costs of revenue on a consolidated basis will not increase.

Gross Margin.  Gross margin as a percentage of revenues improved to 15.5%
-------------
and 9.7% for the three and six months ended June 30, 1998, respectively, from 5.9% and 3.5%, respectively, for the comparable periods in 1997. The positive improvement in gross margin is due primarily to the Company's ongoing cost reduction efforts as well as to increases in the percentage of the Company's total fax document traffic that is delivered on-net. The Company's on-net/off-net traffic ratio improved to approximately 83% in June, 1998 as compared to approximately 69% in June, 1997. The improvement in the Company's on-net to off-net ratio between June 1998 and June 1997 is due primarily to the continued growth in Company's broadcast fax service that has an on-net to off-net ratio of approximately 99%.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, JUNE 30, 1998

OPERATING RESULTS (CONTINUED)
-----------------------------

The improvement to the Company's gross margin for the three and six months ended June 30, 1998 occurred despite the fact that the Company's average net revenue per minute of FI-Direct fax traffic decreased by 6% to $0.62 per minute at June 30, 1998 from $0.66 per minute at June 30, 1997. The Company anticipates further declines in its average net revenue per minute of FI-Direct fax traffic as worldwide telecommunications prices continue to decline as a result of the WTO Agreement and deregulation of telecommunications markets, requiring the Company to further lower its per minute transmission charges to customers in order to remain competitive. As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, this trend has led the Company to conclude that it must focus its business growth efforts on services other than FI-Direct, primarily its broadcast fax service, its voice resale service, and its desktop computer-based fax service scheduled for commercial release in the fourth quarter of 1998. The Company believes that its prices for broadcast fax service and desktop computer-based fax service will not be as sensitive to further declines in worldwide basic telecommunications rates as is the Company's FI-Direct service, and that, as a result, the Company's gross margins from such services will improve relative to FI-Direct gross margins. However, there can be no assurance that the Company's expectations in this regard will prove correct. In addition, the Company does not expect that its gross margins from
revenues in its different geographic markets will be uniform.    To the extent
that the Company derives higher than expected revenues from operations in geographic markets where gross margins are lower than in other markets, the Company's consolidated gross margin could be adversely affected.

Selling, General and Administrative expenses.  Selling, general and
--------------------------------------------
administrative expenses decreased to $8.6 million and $18.9 million for the three and six months ended June 30, 1998, respectively, from $10.5 million and $20.6 million, respectively, for the comparable periods in 1997. Included in selling, general and administrative expenses are related sales and customer service expense which decreased to $5.8 million and $12.4 million for the three and six months ended June 30, 1998, respectively, from $8.2 million and $15.8 million, respectively, for the comparable periods in 1997. The decrease in sales and customer service expense was due primarily to the 40% decrease in sales and customer service personnel by 40% from approximately 325 at June 30, 1997 to approximately 194 at June 30, 1998. During the first and second quarters of 1998, the Company reduced its sales and customer service personnel, as part of the Company's strategy to refocus the Company's business development efforts away from the marketing, sale and provision of FI-Direct service toward the marketing, sale and provision of the Company's desktop computer-based fax service (currently under development) and its broadcast service. General and administrative expenses increased to $2.8 million and $6.5 million for the three and six months ended June 30, 1998, respectively, from to $2.3 million and $4.8 million, respectively, in the comparable periods in 1997. The increase during the six months ended June 30, 1998 over the comparable period in 1997 is due primarily to approximately $1 million in restructuring expenses related to the refocus of the Company's strategy. In addition, the Company incurred approximately $0.8 million in payroll and related contract services expenses for world-wide information support and approximately $0.3 million in facilities related expenses for rent. Selling, general and administrative expenses as a percentage of revenues decreased to 68.5% and 73.6% for the three and six months ended June 30, 1998, respectively, from 93.8% and 100.8%, respectively, in the comparable periods in 1997 primarily due to revenue growth exceeding expense increases. The Company expects selling, general and administrative expenses to continue to decline as a percentage of revenues as revenue growth occurs. However, if the Company's total revenues do not continue to grow significantly or decline during 1998, or if the Company is required to increase the absolute levels of sales and customer support expenses in 1998 to support its anticipated release of new desktop computer-based fax services, then selling, general and administrative expenses could increase as a percentage of total 1998 revenues as compared to 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, JUNE 30, 1998

OPERATING RESULTS (CONTINUED)
-----------------------------

Research and development expenses.  Research and development expenses increased
---------------------------------
to $3.8 million and $7.3 million for the three and six months ended June 30, 1998, respectively, from $3.2 million and $5.4 million, respectively, for the comparable periods in 1997. The number of research and development personnel increased from approximately 110 at June 30, 1997 to approximately 113 at June 30, 1998. Research and development expenses as a percentage of revenue increased to 30.5% and 28.4% for the three and six months ended June 30, 1998, respectively, from 28.7% and 26.4%, respectively, for the comparable periods in 1997. The Company's research and development expenditures are made for the purpose of developing new services as well as maintaining and enhancing existing services. The most substantial component of research and development expense is personnel, including full-time employees and independent contractors. The Company expects that its actual research and development expenses will remain at present levels or increase slightly until the Company completes development and initial deployment of its desktop-computer-based fax services. As the Company's total consolidated revenue increases, the Company expects research and development expenses as a percentage of revenue to decline.

However, there can be no assurance that problems or delays encountered in developing, deploying or supporting the Company's desktop-computer-based fax services, or its development of new services the Company determines are required in order to remain competitive, will not result in an increase in research and development expenses beyond the Company's current expectations.

Interest income and expense.  Interest income decreased to $0.7 million and $1.7
---------------------------
million for the three and six months ended June 30, 1998, respectively, from $1.9 million and $2.7 million, respectively, in the comparable periods in 1997. Interest income in the comparable periods is related primarily to the result of interest earned on net proceeds received from the sale of Units by the Company on February 21, 1997. See "Liquidity and Capital Resources". The Company expects interest income to decrease as it continues to utilize non-restricted cash for operations and as it begins to pay down interest due on its debt financing.

Interest expense was $7.9 and $15.5 million for the three and six months ended June 30, 1998, respectively, as compared to $7.9 million and $12.2 million, respectively, for the comparable periods in 1997. The increase was primarily the result of borrowings by the Company evidenced by the Senior Notes. Interest expense relating to the Senior Notes totaled $6.1 million and $8.2 million for the three and six months ended June 30, 1998, respectively. The Company made its second interest payment of $12.2 million on the Senior Notes from its escrow account in the first quarter of 1998.

EBITDA.  Gross margin EBITDA (revenues less cost of revenues, excluding
------
depreciation associated with cost of revenues) increased to $4.1 million and $6 million for the three and six months ended June 30, 1998, respectively, from $1.6 million and $2.7 million, respectively, for the comparable periods in 1997. EBITDA gross margin percentage increased to 32% and 23.3% for the three and six months ended June 30, 1998, respectively, from 14.1% and 13.1%, respectively, for the comparable periods in 1997. The improvement in the Company's gross margin EBITDA between reported periods is due to the increase in revenues as well as the Company's ongoing cost reduction efforts. In addition, the Company changed its estimated useful life of certain assets and recorded additional depreciation expense associated with cost of revenues of approximately $0.7 million for the second quarter of 1998.

EBITDA (earnings before interest expense, taxes, depreciation and amortization) improved to approximately $(7) million and $(17.9) million for the three and six months ended June 30, 1998, respectively, from approximately $(10.2) million and $(20.6) million, respectively, for the comparable periods in 1997. The improved in EBITDA between the comparable periods is due largely to normal operating expenses and restructuring expenses incurred in the first and quarter of 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, JUNE 30, 1998


OPERATING RESULTS (CONTINUED)
-----------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its cash requirements for operations and investments primarily through private sales of equity and debt securities as well as equipment financing arrangements and other borrowings. Most recently, on February 21, 1997, the Company sold units ("Units") consisting of 14% Senior Notes due 2004 ("Senior Notes") and warrants ("Warrants") to purchase an aggregate of 4,816,818 shares ("Warrant Shares") of the Company's Common Stock for an aggregate price of $175,000,000. Cash and equivalents decreased to $18.9 million at June 30, 1998 compared to $50.7 million at December 31, 1997 and $87.8 million at June 30, 1997. This decrease is due primarily to the Company continuing to fund its operating and capital requirements from existing cash and equivalents. Under the Escrow Agreement entered in connection with the sale of the Units, the Company was required to place the first four interest payments on the Senior Notes in an escrow account as restricted cash. The Company made its second interest payment from the escrow account of approximately $12.2 million in the first quarter of 1998. The Company has restricted cash and investments of $24.6 million at June 30, 1998 compared to $35.8 million at December 31, 1997. The Company's current ratio, including restricted cash, at June 30, 1998 decreased to 2.23 from 2.75 at December 31, 1997 and 3.45 at June 30, 1997.

Net cash used in operating activities was $36.9 million in the six months ended June 30, 1998. Cash used for operating activities was primarily used to fund operating losses.

Increases in accounts receivable, attributable to the growth in revenue used cash of $1.1 million and increases in other current assets used cash of $0.9 million for the three and six months ended June 30, 1998. The average age of the Company's accounts receivable increased by approximately eleven days from 55 at June 30, 1997 to 66 at June 30, 1998, primarily as a result of longer payment cycles in certain of the Company's European markets and slow payment collections from the Company's private voice resale services.

Net cash provided by investing activities was $7.2 million in the six months ended June 30, 1998. These investing activities relate primarily to purchases of property and equipment and the maturity of restricted investments. Property and equipment expenditures for the six months ended June 30, 1998 of $4.6 million were offset by $0.1 million of proceeds generated from the sale of property and equipment. Additions to property and equipment were primarily for network hardware equipment, business office hardware and software, and equipment used in the Company's private voice resale service.

Net cash used in financing activities was $1.5 million in the six months ended June 30, 1998. These financing activities relate primarily to the paydown of the Company's notes payable and capital lease commitments.

At August 10, 1998, the amount of unrestricted cash available to the Company was approximately $12 million, of which $2 million resided in the Company's subsidiaries. The Company will require additional financing to continue business operations as presently conducted beyond the end of September 1998. Such financing may be either equity or long-term debt financing, or short term debt financing. While the

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FORM 10-Q, JUNE 30, 1998

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
--------------------------------------------

Company's senior management has been actively seeking such additional financing, as of the date of this Quarterly Report the Company has not obtained a commitment from any source to provide any such financing. Any such financing provided to the Company prior to its filing a petition for relief under federal bankruptcy laws would be subject to certain limitations set forth in the Company's Senior Notes Indenture, and the Company may be required to seek waivers of, or amendments to, such Indenture in order to receive any such financing. There can be no assurance that the Company would obtain any such required waivers or amendments in a timely fashion or at all. If the Company is unable to obtain at least short term debt financing prior to the date on which its current cash resources are exhausted, the Company will be forced to seek relief under federal bankruptcy laws.

PART II:  OTHER INFORMATION



ITEM 5:  OTHER INFORMATION
--------------------------

Certain Changes in the Board of Directors and Management.  In April 1998, Mr.
---------------------------------------------------------
Steve Darrington was elected to the Company's Board of Directors.

     In May 1998, Timothy Martel resigned as Executive Vice President and Chief Operations Officer of the Company.

     On June 1, 1998, Derrick Buluwa was appointed as acting Chief Operations Officer. Prior to June, Mr. Buluwa served as President of Greater China.

     On June 1, 1998, Steve Darrington was appointed as Chief Financial Officer of the Company. Prior to such date, Mr. Darrington served as Vice President of Customer Interaction.

  Default under Warrant Shares Registration Rights Agreement.  The Company
  ----------------------------------------------------------
presently is in default of its obligations under the Warrant Shares Registration Rights Agreement executed in connection with the Company's sale of the Units. The Warrant Shares Registration Rights Agreement required the Company to have filed a registration statement pursuant to the Securities Act of 1933, as amended, with the Securities and Exchange Commission relating to the issuance of the Warrant Shares by the Company upon exercise of the Warrants and to have caused such registration statement to become effective on or before March 1, 1998. The Company has not as of the date of this Quarterly Report Form 10-Q filed such required registration statement, primarily because the Company is still re-evaluating its business and growth strategy and its liquidity and capital resource needs for 1998 and thereafter, and believed that it could not make the disclosures required in such registration statement in compliance with the requirements of federal securities laws until the conclusion of such re-evaluation. The Company has not received notice from any Warrant holders that is in default under the Warrant Shares Registration Rights Agreement, nor has it sought a waiver from the Warrant holders of such default. The Warrant Shares Registration Rights Agreement provides that, in the event of such a default by the Company, in addition to other remedies the Warrant holders may have, the Company is liable for liquidated damages in the amount of $.001 per week per Warrant for the first 90 day period of such default, which amount shall increase by an additional $.001 per week per Warrant for each successive 90-day period during which such default continues, up to a maximum of $.005 per week per Warrant. If the Company files such registration statement and causes it to become effective prior to August 29, 1998, the Company will be liable for a maximum liquidated damages amount of $6,825. However, in light of the Company's present financial condition and the imminence of the Company's insolvency and petition for relief under federal bankruptcy laws, the Company does not intend to file such registration statement. The Company expects that the Warrants and the Warrant Shares Registration Rights Agreement will be rejected in a bankruptcy proceeding.

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

  +10.28 Agreement for Sale of Business dated as of June 30, 1998 between SingCom (Australia) Pty. Limited and Fax International Australia Pty. Limited.

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

  ++10.32         Second Amendment, dated as of March 14, 1998, to Stockholders
                  Agreement
                   dated as of April 10, 1995, as amended, among UNIFI Communications, Inc., SingTel Global Services Ltd., Douglas
                   J. Ranalli and Shelly Ranalli.

  ++ 10.33 Second Amendment, dated as of March 14, 1998, to Credit Agreement dated as of April 10, 1995, as amended, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte. N.V.

  ++ 10.34 Second Amendment, dated as of March 14, 1998, to Term Loan Agreement--Equipment dated as of April 10, 1995, as amended, among UNIFI Communications, Inc. and SingTel (Netherlands Antilles) Pte. N.V.

  *27.0            Financial Data Schedule.
-----------------
*Filed herewith
+Previously filed with registrant's Registration Statement on Form S-4 (Registration No. 333-25521) and incorporated herein by reference. ++Previously filed with registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNIFI Communications, Inc.



                                          By: \s\ Steve Darrington
                                          -----------------------------
                                                 Steve Darrington
                                                 Executive Vice
                                                 President, Finance
                                                 and Chief Financial
                                                 Officer (Principal
                                                 Financial Officer)



Date:  August 13, 1998