Form 10-Q
period 1998-09-30
UNIFI COMMUNICATIONS INC
filed 1998-11-13
CIK 1037968

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

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NO. 333-25521
                               _________________

                          UNIFI COMMUNICATIONS, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                       04-3097640
        --------------                                 ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)




                             900 CHELMSFORD STREET
                         LOWELL, MASSACHUSETTS  01851
                         ----------------------------
              (Address of principal executive offices) (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (978) 551-7500


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT HAS REQUIRED TO FILE SUCH REPORTS), AND 2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X     NO
                                               ---       ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     3,878,327 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING NOVEMBER 12, 1998.

================================================================================

                          UNIFI COMMUNICATIONS, INC.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----
RECENT DEVELOPMENTS.................................................       i


PART I.  FINANCIAL INFORMATION:

         Consolidated Condensed Balance Sheets......................     1-2

         Consolidated Condensed Statements of Operations............       3

         Consolidated Condensed Statements of Cash Flows............     4-5

         Notes to Consolidated Condensed Financial Statements.......     6-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............    8-14

PART II. OTHER INFORMATION:

         Item 5:  Other Information.................................      15

         Item 6:  Exhibits and Reports on Form 8-K..................      16

         Signatures.................................................      19

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                              RECENT DEVELOPMENTS
                         FORM 10-Q, SEPTEMBER 30, 1998

RECENT DEVELOPMENTS
-------------------

NEED FOR ADDITIONAL FINANCING

Previously, the Company had disclosed that it would require substantial additional debt and/or equity financing prior to the end of August 1998 in order to continue business operations as presently conducted beyond such date. However, due to cost control measures employed by the Company during the second and third quarters of 1998, primarily the deferral of certain planned capital expenditures, and payment deferral agreements with certain vendors, the Company believes that its existing unrestricted cash will sustain operations until the end of December 1998. However, there can be no assurance that unforeseen expenditures will not result in exhaustion of the Company's cash prior to such date. In addition, the Company is currently pursuing short-term asset-based debt financing in the amount of $2 million to $4 million. If the Company succeeds in obtaining such financing, then the Company could continue operations through the end of January 1999. There can be no assurance that the Company will be able to obtain such short-term financing on terms favorable to the Company or at all.

The Company believes that it requires between $40 and $60 million in additional equity and long-term debt financing ("permanent financing") in order to complete development of its new services and achieve cash-flow positive operations. The Company's senior management has been actively seeking such permanent financing, but as of the date of this Quarterly Report, has not secured a commitment from any source to provide any such financing. The Company has engaged two (2) independent investment advisors to assist the Company in its long-term financing efforts, and is currently discussing a potential long-term investment with five sources. The failure or inability of the Company to secure such new long-term financing, on terms favorable to the Company or at all, prior to the exhaustion of its cash resources (including the proceeds from any short-term asset based funding received by the Company) will result in the Company's insolvency and require it to seek relief under federal bankruptcy laws.

Management believes that a condition to obtaining new permanent financing will be a restructuring of the Company's existing debt and equity arrangements. Should the Company obtain a commitment for new permanent financing prior to exhausting its cash resources, the Company may seek reorganization under Chapter 11 of the US Bankruptcy Code (the "Code"), or may seek a sale of its assets under the Code or other procedures. The Company has retained the services of KPMG Peat Marwick LLP to provide advice relating to any reorganization activities. Successful implementation of any plan of reorganization proposed by the Company under Chapter 11 will require the approval of certain of the Company's creditors, and there can be no assurance that such approvals will be obtained on a timely basis or at all. Effecting a sale of the Company's assets under the Code or otherwise will depend in part upon certain conditions outside of the Company's control. Therefore, even if the Company is successful in obtaining a commitment for new permanent financing prior to the exhaustion of its cash (including the proceeds from any short-term financing) if the Company proposes a plan of reorganization under Chapter 11 and is not able to timely obtain the required creditor approvals, or if the Company is unable to effect a sale of its assets under the Code or otherwise, then the Company will be required to file a petition for liquidation under Chapter 7 of the Code.

The Company presently intends to continue business operations until exhaustion of its cash resources (including the proceeds from any short-term financing) and to continue seeking new permanent financing until such time.


TRADING OF SENIOR NOTES

The Company believes that its 14% Senior Notes due 2004 have traded recently at prices substantially below face value, in the range of $0.055 to $0.07 per $1.00 of face amount. The Company believes that the recent Senior Notes trading at such a substantial discount reflects the judgment of the parties to such trades that the Company is likely to seek some form of financial restructuring in order to continue its business operations.

                        PART I.  FINANCIAL INFORMATION

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)

                                                    SEPTEMBER 30,             DECEMBER 31,
                                                        1998                     1997
                                                  ------------------       ------------------
ASSETS                                                (UNAUDITED)
Current Assets:
  Cash and cash equivalents                       $           11,635       $           50,687
  Short-term restricted investments                           13,092                   23,911
  Accounts receivable, net                                     7,565                    7,966
  Prepaid expenses and other current assets                    1,937                    1,059
                                                  ------------------       ------------------
    Total current assets                                      34,229                   83,623
                                                  ------------------       ------------------

Property and equipment, net                                   23,168                   25,452
                                                  ------------------       ------------------

Long-term restricted investments                                   -                   11,891

Deferred financing costs, net                                  7,314                    8,319

Other assets, net                                              1,462                    1,217
                                                  ------------------       ------------------

Total assets                                      $           66,173       $          130,502
                                                  ==================       ==================



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
              (In thousands, except share and per share amounts)

                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                       1998                   1997
                                                                ------------------      -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                (UNAUDITED)
Current Liabilities:
  Current portion of notes payable and
    capital lease obligations                                   $            3,611      $             5,340
  Accounts payable                                                           3,705                    4,615
  Accrued expenses                                                          11,520                   20,411
                                                                ------------------      -------------------
    Total current liabilities                                               18,836                   30,366
                                                                ------------------      -------------------

Long-Term Debt:
  Senior notes payable                                                     166,223                  165,506
  Notes payable and capital lease obligations,
    net of current portion                                                  48,779                   46,540
                                                                ------------------      -------------------
    Total long-term debt                                                   215,002                  212,046
                                                                ------------------      -------------------

Stockholders' Equity (Deficit):
  Convertible preferred stock, $1.00 par value, 24,715,500
     Shares authorized; 13,515,030 issued and outstanding
     in 1998 and 1997                                                       13,515                   13,515
  Common stock, $0.01 par value, 50,000,000 shares
     Authorized; 3,878,327 and 3,862,021 issued and
     Outstanding in 1998 and 1997, respectively                                 39                       39
  Additional paid in capital                                                35,892                   35,877
  Accumulated deficit                                                     (217,807)                (161,120)
  Cumulative translation adjustment                                            696                     (221)
                                                                ------------------      -------------------

    Total stockholders' equity (deficit)                                  (167,665)                (111,910)
                                                                ------------------      -------------------

Total liabilities and stockholders' equity                      $           66,173      $           130,502
                                                                ==================      ===================



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)
                                  (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                     ------------------------------    ------------------------------
                                                            1998               1997            1998              1997
                                                     ------------      ------------    ------------      ------------

Revenues                                            $      10,888      $     11,722    $     36,619      $     32,173
                                                     ------------      ------------    ------------      ------------

Cost of revenues                                            7,008             9,647          26,740            27,426
Cost of revenues  depreciation                              1,422             1,075           4,914             3,035
                                                     ------------      ------------    ------------      ------------
  Total cost of revenues                                    8,430            10,722          31,654            30,461

Gross margin                                                2,458             1,000           4,965             1,712

Operating expenses:
  Selling, general and administrative                       6,630             9,267          25,580            29,885
  Research and development                                  3,928             3,624          11,244             9,018
  Depreciation and amortization                             1,480             1,266           4,251             3,556
                                                     ------------      ------------    ------------      ------------

     Total operating expenses                              12,038            14,157          41,075            42,459

     Loss from operations                                  (9,580)          (13,157)        (36,110)          (40,747)

Interest Income                                               506             1,432           2,207             4,176

Interest Expense                                           (7,940)           (8,204)        (23,479)          (20,367)
                                                     ------------      ------------    ------------      ------------

     Loss before extraordinary gain                       (17,014)          (19,929)        (57,382)          (56,938)

Extraordinary gain on extinguishment of debt                    -                -              695                 -
                                                     ------------      ------------    ------------      ------------

     Net loss                                        $    (17,014)     $    (19,929)   $    (56,687)     $    (56,938)
                                                     ============      ============    ============      ============

Net loss per common share
     Basic and diluted loss before extraordinary
       gain                                          $      (4.39)     $      (5.22)   $     (14.81)     $     (14.99)
                                                     ============      ============    ============      ============
     Basic and diluted extraordinary gain            $          -      $          -    $       0.18      $          -
                                                     ============      ============    ============      ============
     Basic and diluted net loss                      $      (4.39)     $      (5.22)   $     (14.63)     $     (14.99)
                                                     ============      ============    ============      ============

Basic and diluted weighted average common
      shares used in computing per share amounts            3,878             3,818           3,874             3,799
                                                     ============      ============    ============      ============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                ----------------------------------------------
                                                                        1998                      1997
                                                                --------------------      --------------------
OPERATING ACTIVITIES:
  Net loss                                                      $            (56,687)     $            (56,938)
  Adjustments to reconcile net loss to net cash used in
   Operating activities:
     Depreciation and amortization                                            10,892                     6,990
     Amortization of financing costs and warrants                                903                       981
     Compensation expense related to options                                                               113
     Extraordinary gain on early extinguishment of debt                         (696)
     Loss on disposal of property, plant, and equipment                          258                       163
     Write-off of minority interest                                                                        410
  Changes in assets and liabilities:
    Accounts receivable                                                          471                    (3,390)
    Prepaid expenses and other current assets                                   (885)                     (111)
    Accounts payable                                                            (912)                  (10,179)
    Accrued expenses                                                          (6,230)                    4,091
                                                                --------------------      --------------------

      Net cash used in operating activities                                  (52,886)                  (57,870)
                                                                --------------------      --------------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                       (7,748)                   (5,221)
    Proceeds from sale of property and equipment                                 102                      (261)
    Maturities of short-term investments                                      11,891                         -
    Net increase in other assets                                                (253)                     (820)
                                                                --------------------      --------------------

      Net cash provided by (used in) investing
        activities                                                             3,992                    (6,302)
                                                                --------------------      --------------------

FINANCING ACTIVITIES:
    Proceeds from (payments on) notes payable
      and capital leases                                                      (1,527)                      847
    Net proceeds from issuance of Senior Notes                                     -                   163,276
    Proceeds from exercise of stock options and warrants                          14                       148
                                                                --------------------      --------------------

      Net cash (used in) provided by financing activities                     (1,513)                  164,271

EFFECTS OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                           536                       (99)

NET (INCREASE) DECREASE IN RESTRICTED CASH                                    10,819                   (34,731)
                                                                --------------------      --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (39,052)                   65,269

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              50,687                     4,538
                                                                --------------------      --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $             11,635      $             69,807
                                                                ====================      ====================



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                  UNIFI COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

Cash paid for      September 30, 1998  September 30, 1997
                   ------------------  ------------------
   Interest                  $ 24,634            $ 13,854
   Income Taxes                 $ ---            $    ---



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                          UNIFI COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q, SEPTEMBER 30, 1998
                                  (UNAUDITED)


NOTE 1:  INTERIM FINANCIALS

The accompanying consolidated condensed financial statements have been prepared by UNIFI Communications, Inc. (together with its consolidated subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of the Company's financial position as of September 30, 1998 and results of operations for the three and nine months ended September 30, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2:  NET LOSS PER COMMON SHARE

The Company computed net loss per share in accordance with SFAS No. 128, Earnings per share, which requires disclosure about computing and presenting
earnings per share.   Basic net loss per common share is computed based upon the net loss available to common stockholders and the weighted average number of common shares outstanding during the period. Basic net loss per common share for the three and nine months ended September 30, 1998 and 1997 was computed as follows:

                                              THREE MONTHS ENDED                THREE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                         ------------------------------    ------------------------------
Basic Net Loss Per Share Calculation         1998               1997            1998              1997
                                         ------------      ------------    ------------      ------------

  Loss before extraordinary item              (17,014)          (19,929)        (57,382)          (56,938)
  Extraordinary item                                -                 -             695                 -
                                         ------------      ------------    ------------      ------------
  Net loss                               $    (17,014)     $    (19,929)   $    (56,687)     $    (56,938)
                                         ============      ============    ============      ============

  Weighted average common shares
     outstanding                                3,878             3,818           3,874             3,799
                                         ============      ============    ============      ============

Basic Net Loss Per Share
  Loss before extraordinary item                (4.39)            (5.22)         (14.81)           (14.99)
  Extraordinary gain                               -                  -            0.18                 -
                                         ------------      ------------    ------------      ------------
  Net loss                               $      (4.39)     $      (5.22)   $     (14.63)     $     (14.99)
                                         ============      ============    ============      ============

Diluted net loss per share is the same as basic net loss per common share since the shares of stock issuable pursuant to stock options, warrants and upon the conversion of the preferred stock are not considered as their effect would be antidilutive. The Company had 2,856,026 and 3,296,718 of stock options at September 30, 1998 and 1997, respectively, and 7,749,219 of warrants at September 30, 1998 and 1997 that were excluded from the net loss per common share computation.

                          UNIFI COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q, SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 3:  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998, which requires reporting comprehensive income separately between net income and other comprehensive income. Other comprehensive income includes such classifications as: foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company's component of other comprehensive income is reported below (in thousands):

                                       SEPTEMBER 30,            DECEMBER 31,
                                                1998                    1997
                                  ------------------      ------------------

Foreign Currency Translation
  Beginning balance               $             (221)     $              562
  Current-period change                          917                    (783)
                                  ------------------      ------------------
  Ending balance                  $              696      $             (221)
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

In April 1998, AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which is effective for fiscal year beginning after December 15, 1998 and early adoption is encouraged. SOP 98-5 requires costs related to start-up activities, such as organization costs, be expensed when incurred. The Company does not expect the adoption of this standard to have a material effect on the financial statements.

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


Note 5: DISCLOSURE ABOUT THE FAIR VALUE OF SENIOR NOTES PAYABLE

The Company's Senior Notes Payable, of $175,000,000 in original principal, had a carrying value of approximately $166,000,000 at December 31, 1997 and September 30, 1998. In accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments, the Company has determined the fair value of the Senior Notes Payable, based on the current trading prices, to be approximately $22,000,000 at September 30, 1998.


NOTE 6:  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FORM 10-Q, SEPTEMBER 30, 1998

CAUTIONARY STATEMENTS WITH RESPECT TO FORWARD LOOKING STATEMENTS
----------------------------------------------------------------

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

The Company commenced operations in April 1992, offering international enhanced fax document delivery services between the United States and Japan. From April 1992 to the present, the Company has continued to expand its Intelligent Delivery Network and its telecommunications service operations with funds received in numerous equity and debt financings and from operations. As of September 30, 1998, UNIFI, either directly (including through wholly-owned and majority-owned subsidiaries) or through affiliates, offered its international enhanced fax document delivery services and broadcast fax services in the United States, Canada, United Kingdom, France, Germany, Hong Kong, the Republic of Korea (South Korea), Japan, Australia, Singapore and Taiwan. In addition, the Company as of such date offered domestic unenhanced fax services in the United States, the United Kingdom and Australia.

With respect to its core international enhanced fax service (FI-Direct), the Company derives its revenues primarily from monthly customer charges based on the actual number of minutes (or fractions thereof) of fax document transmissions made by customers. The Company also charges its customers a monthly network access charge (and in some markets sells FaxLinks) for the use of each FaxLink installed at the customers' offices. The Company's principal operating costs with respect to all of its services are sales and customer service personnel, third party telecommunications transmission costs, and research and development expense. There are two broad categories of transmission cost: (i) on-net costs, which are the costs of transmission and delivery to countries in which the Company has installed a network node, and
(ii) off-net costs, which are the costs of transmission and delivery to countries where the Company has no network facilities. Typically, at certain volume levels, off-net transmission and delivery costs are higher than on-net costs. The Company's domestic un-enhanced fax services are provided outside of the IDN on a resale basis by means of third-party transmission facilities. The Company's gross margins from these services are a function of the difference between the cost to the Company of such third party facilities and the price the Company is able to charge its customers for providing the services. The Company does not expect such services will ever result in gross margins above approximately 15% due to competition among providers of resale services.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FORM 10-Q, SEPTEMBER 30, 1998

OPERATING RESULTS
-----------------

Revenues. Revenues decreased to $10.9 million and increased to $36.6 million
--------
for the three and nine months ended September 30, 1998, respectively, from $11.7 million and $32.2 million, respectively for the comparable periods in 1997. The decrease in revenues for the three months ended September 30, 1998 over 1997 is due primarily to an approximately $1.7 million decrease in FI-Direct revenue. The increase in revenues for the nine months ended September 30, 1998 over 1997 is due primarily to revenue growth in the Company's broadcast and private voice resale service of approximately $2.2 million and $2.9 million, respectively. Revenues derived from the Company's foreign subsidiaries in international markets were approximately $9.2 million and $26.7 million for the three and nine months ended September 30, 1998, respectively, compared to $8.7 million and $23.2 million, respectively for the comparable periods in 1997.

During the three and nine months ended September 30, 1998, the Company derived ten percent or more of its consolidated revenues from operations in North America (excluding Canada), Japan, and Hong Kong, and from the operations of the Company's Singapore affiliate, as follows:

           Revenues as Percentage of Total Consolidated Revenues for Three Months Ended September 30, Nine Months Ended September 30,

              UNIFI CI Unit         1998   1997      1998   1997
              -------------         ----   ----      ----   ----

              North America         27.2%  25.7%     27.0%  27.6%
              Japan                 15.7%  18.7%     16.0%  18.9%
              Hong Kong             14.5%  12.1%     13.7%  11.6%
              Singapore             10.6%  11.9%     11.5%  11.1%

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

Revenues from the Company's core FI-Direct service were approximately $8.9 million and $28.4 million for the three and nine months ended September 30, 1998, respectively, as compared to $10.6 million and $29.3 million, respectively, for the comparable periods in 1997. FI-Direct service revenues as a percentage of total revenues were 81.7% and 77.6% for the three and nine months ended September 30, 1998, respectively, as compared to 90.8% and 91.2%, respectively, for the comparable periods in 1997. The decline in absolute FI-Direct revenues between the comparable three and nine month periods is due to the Company's cessation of active marketing of FI-Direct service in the first quarter of 1998, consistent with the Company's change in business strategy as described in its Annual Report on Form 10-K for the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FORM 10-Q, SEPTEMBER 30, 1998

OPERATING RESULTS (CONTINUED)
-----------------------------

year ended December 31, 1997. The decline in FI-Direct revenues as a percentage of total revenues for the three and nine months ended September 30, 1998 is attributable to the revenues received from the Company's broadcast fax service and private voice resale service, which was not offered in 1997, during such periods. The number of active customers decreased to approximately 10,834 at September 30, 1998, as compared to 11,714 at September 30, 1997. This decrease is due primarily to the Company's shift from pursuing FI-Direct customers to focusing on growing the customer base for the Company's new service offerings.

During the three and nine months ended September 30, 1998, the Company recognized $1.5 million and $3.6 million, respectively, in revenues from its broadcast service. Revenues from such service accounted for 13% and 10% of the Company's total consolidated revenues in such respective periods. The Company expects the percentage of revenues from the broadcast service to remain at similar levels during the fourth quarter of 1998. As reported in the second quarter of 1998, the Company decided not to expand its private voice resale service due to a change in strategy. During the third quarter of 1998, the Company received minimal revenues from such service and does not expect any additional revenue from the private voice resale service during the fourth 1998.

Cost of Revenues.  Cost of revenues decreased to $8.4 million and increased to
----------------
$31.7 million for the three and nine months ended September 30, 1998, respectively, from $10.7 million and $30.5 million, respectively, for the comparable periods in 1997. The decrease during the three months ended September 30, 1998 in cost of revenues is due primarily to decreases in the third-party transmission and delivery costs incurred by the Company for on-net and off-net transmissions. Additionally, the Company made significant efforts towards reducing its network overhead costs, such as network housing costs and network monitoring costs, associated with its Intelligent Delivery Network. The number of network nodes decreased from 32 at September 30, 1997 to 19 at September 30, 1998. The increase in cost of revenues during the nine months ended September 30, 1998 over 1997 is due primarily to a $1.4 million increase in depreciation expense associated with the prior year's expansion of the Company's network. Cost of revenues as a percentage of revenues decreased to 77.4% and 86.4% for the three and nine months ended September 30, 1998, respectively, compared to 91.5% and 94.7% respectively, for the comparable periods in 1997. The Company believes that its ongoing efforts to reduce off-net costs through least-cost routing techniques, negotiation of favorable rates with telecommunications service providers and other means, combined with the Company's newer service offerings which utilizes the Company's network to a greater degree than its older service, the corresponding reduction in the percentage of customer transmissions that are off-net, and the use of new technology to increase efficiencies in data transmission, will result in a continued decline in cost of revenues as a percentage of revenues. However, there can be no assurance that changes in customer transmission patterns will not result in greater than expected transmissions to off-net destinations, thereby increasing the Company's off-net transmission costs beyond current expectations, or that the Company will be able to operate network facilities in countries that are currently off-net. Moreover, as the Company continues to introduce new service offerings, such as its broadcast fax services and desktop-computer-based fax services currently under development, the Company expects cost of revenues as a percentage of revenue to decline on a consolidated basis. However, there can be no assurance that the Company's costs of revenue associated with its newer services will not be higher than costs of revenue associated with its core service, and consequently that as the percentage of total revenue contributed by such newer services increases, the Company's costs of revenue on a consolidated basis will not increase.

Gross Margin.  Gross margin as a percentage of revenues improved to 22.5% and
------------
13.6% for the three and nine months ended September 30, 1998, respectively, from 8.5% and 5.3%, respectively, for the comparable periods in 1997. The positive improvement in gross margin is due primarily to the Company's ongoing cost reduction efforts as well as the increases in the percentage of the Company's total fax document traffic that is delivered on-net. The Company's on-net/off-net traffic ratio improved to

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FORM 10-Q, SEPTEMBER 30, 1998

OPERATING RESULTS (CONTINUED)
-----------------------------

approximately 81% in September, 1998 as compared to approximately 65% in September, 1997. The improvement in the Company's on-net to off-net ratio between September 1998 and September 1997 is due primarily to the continued growth in Company's broadcast fax service that has an on-net to off-net ratio of approximately 99%. The improvement to the Company's gross margin for the three and nine months ended September 30, 1998 occurred despite the fact that the Company's average net revenue per minute of FI-Direct fax traffic decreased by 6% to $0.62 per minute at September 30, 1998 from $0.66 per minute at September 30, 1997. The Company anticipates further declines in its average net revenue per minute of FI-Direct fax traffic as worldwide telecommunications prices continue to decline as a result of the WTO Agreement and deregulation of telecommunications markets, requiring the Company to further lower its per minute transmission charges to customers in order to remain competitive. As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, this trend has led the Company to conclude that it must focus its business growth efforts on services other than FI-Direct, primarily its broadcast fax service and its desktop computer-based fax service, which is scheduled for commercial release in the fourth quarter of 1998. The Company believes that its prices for broadcast fax service and desktop computer-based fax service will not be as sensitive to further declines in worldwide basic telecommunications rates as is the Company's FI-Direct service, and that, as a result, the Company's gross margins from such services will improve relative to FI-Direct gross margins. However, there can be no assurance that the Company's expectations in this regard will prove correct. In addition, the Company does not expect that its gross margins from revenues in its different geographic markets will be uniform. To the extent that the Company derives higher than expected revenues from operations in geographic markets where gross margins are lower than in other markets, the Company's consolidated gross margin could be adversely affected.

Selling, General and Administrative expenses.  Selling, general and
--------------------------------------------
administrative expenses decreased to $6.6 million and $25.6 million for the three and nine months ended September 30, 1998, respectively, from $9.3 million
and $29.9 million, respectively, for the comparable periods in 1997.   Included
in selling, general and administrative expenses are related sales and customer service expense which decreased to $4.1 million and $16.5 million for the three and nine months ended September 30, 1998, respectively, from $6.5 million and $22.4 million, respectively, for the comparable periods in 1997. The decrease in sales and customer service expense was due primarily to the 38% decrease in sales personnel from approximately 298 at September 30, 1997 to approximately
186 at September 30, 1998.   During the first three quarters of 1998, the
Company reduced its sales and customer service personnel, as part of the Company's strategy to refocus the Company's business development efforts away from the marketing, sale and provision of FI-Direct service and towards the marketing, sale and provision of the Company's desktop computer-based fax
service (currently under development) and its broadcast service.   General and
administrative expenses decreased to $2.5 million and increased $9.1 million for the three and nine months ended September 30, 1998, respectively, from $2.8 million and $7.5 million, respectively, in the comparable periods in 1997. The overall fluctuations during the three and nine months ended September 30, 1998 over the comparable periods in 1997 is due primarily to restructuring expenses related to the refocus of the Company's strategy. Selling, general and administrative expenses as a percentage of revenues decreased to 60.9% and 69.9% for the three and nine months ended September 30, 1998, respectively, from 79.1% and 92.9%, respectively, in the comparable periods in 1997, primarily due to revenue growth exceeding expense increases. The Company expects selling, general and administrative expenses to continue to decline as a percentage of revenues as revenue growth occurs. However, if the Company's total revenues do not continue to grow significantly or decline during 1998, or if the Company is required to increase the absolute levels of sales and customer support expenses in 1998 to support its anticipated release of new desktop computer-based fax services, then selling, general and administrative expenses could increase as a percentage of total 1998 revenues as compared to 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FORM 10-Q, SEPTEMBER 30, 1998

OPERATING RESULTS (CONTINUED)
-----------------------------

Research and development expenses.  Research and development expenses increased
---------------------------------
to $3.9 million and $11.2 million for the three and nine months ended September 30, 1998, respectively, from $3.6 million and $9.0 million, respectively, for the comparable periods in 1997. The number of research and development personnel increased from approximately 107 at September 30, 1997 to approximately 112 at September 30, 1998. Research and development expenses as a percentage of revenue increased to 36.1% and 30.7% for the three and nine months ended September 30, 1998, respectively, from 30.9% and 28.0%, respectively, for the comparable periods in 1997. The Company's research and development expenditures are made for the purpose of developing new services as well as maintaining and enhancing existing services. The most substantial component of research and development expense is personnel, including full-time employees and independent contractors. The Company expects that its actual research and development expenses will remain at present levels or reduce slightly as the Company completes the development and initial deployment of its desktop-computer-based fax services. As the Company's total consolidated revenue increases, the Company expects research and development expenses as a percentage of revenue to decline.

However, there can be no assurance that problems or delays encountered in developing, deploying or supporting the Company's desktop-computer-based fax services, or its development of new services the Company determines are required in order to remain competitive, will not result in an increase in research and development expenses beyond the Company's current expectations.

Interest income and expense.  Interest income decreased to $0.5 million
---------------------------
and $2.2 million for the three and nine months ended September 30, 1998, respectively, from $1.4 million and $4.2 million, respectively, in the comparable periods in 1997. This decrease is due primarily to the decrease on interest earned on an escrow account as a result of the quarterly interest payments made on the Senior Notes from the escrow account. Interest income in the comparable period in 1997 is related primarily to the result of interest earned on net proceeds received from the sale of the Senior Notes by the Company on February 21, 1997. See "Liquidity and Capital Resources". The Company expects interest income to decrease as it continues to utilize non-restricted cash for operations and as it begins to pay down interest due on its debt financing.

Interest expense decreased to $7.9 and increased to $23.5 million for the three and nine months ended September 30, 1998, respectively, as compared to $8.2 million and $20.4 million, respectively, for the comparable periods in 1997.
The increase during the nine months ended September 30, 1998 over 1997 was primarily the result of borrowings by the Company evidenced by the Senior Notes. Interest expense relating to the Senior Notes totaled $6.1 million and $18.4 million for the three and nine months ended September 30, 1998, respectively. The interest payments made on the Senior Notes, from the Company's escrow account, for the three and nine months ended September 30, 1998 were $12.2 million and $24.4 million, respectively.

EBITDA.   Gross margin EBITDA (revenues less cost of revenues, excluding
------
depreciation associated with cost of revenues) increased to $3.9 million and $9.9 million for the three and nine months ended September 30, 1998, respectively, from $2.1 million and $4.7 million, respectively, for the comparable periods in 1997. EBITDA gross margin percentage increased to 35.6% and 27.0% for the three and nine months ended September 30, 1998, respectively, from 17.7% and 14.8%, respectively, for the comparable periods in 1997. The improvement in the Company's gross margin EBITDA between reported periods is due to the Company's ongoing cost reduction efforts. In addition, the Company changed its estimated useful life of certain assets and recorded additional depreciation expense associated with cost of revenues of approximately $0.7 million for the second quarter of 1998.

EBITDA (earnings before interest expense, taxes, depreciation and amortization) improved to approximately $(6.2) million and $(24.0) million for the three and nine months ended September 30, 1998,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FORM 10-Q, SEPTEMBER 30, 1998

OPERATING RESULTS (CONTINUED)
-----------------------------

respectively, from approximately $(9.4) million and $(30.0) million, respectively, for the comparable periods in 1997. The improved in EBITDA between the comparable periods is due largely to normal operating expenses and restructuring expenses incurred in the first and second quarters of 1998.
There can be no assurance that the Company's gross margin EBITDA and/or EBITDA will not be materially adversely affected by other factors beyond the Company's control, particularly third-party transmission and delivery costs incurred by the Company in connection with its off-net delivery of international faxes and its domestic delivery of faxes by users of the Company's broadcast and desktop-computer-based fax services. In addition, gross margin EBITDA and/or EBITDA could be materially adversely affected if the Company is required to lower its per-minute transmission charges to customers faster or more steeply than currently anticipated due to faster or more steep declines in worldwide telecommunications prices. Failure by the Company to sustain improvements to its gross margin EBITDA and EBITDA would have a material adverse effect on the Company's operations and could cause the Company to default on its payment obligations under the Senior Notes after the final disbursement of the escrowed interest payments.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its cash requirements for operations and investments primarily through private sales of equity and debt securities as well as equipment financing arrangements and other borrowings. The last financing activity occurred on February 21, 1997 when the Company sold units ("Units") consisting of 14% Senior Notes due 2004 ("Senior Notes") and warrants ("Warrants") to purchase an aggregate of 4,816,818 shares ("Warrant Shares") of the Company's Common Stock for an aggregate price of $175,000,000. Cash and equivalents decreased to $11.6 million at September 30, 1998 compared to $50.7
million at December 31, 1997 and  $69.8 million at September 30, 1997.   This
decrease is due primarily to the Company continuing to fund its operating and
capital requirements from existing cash and equivalents.   Under the Escrow
Agreement entered in connection with the sale of the Units, the Company was required to place the first four interest payments on the Senior Notes in an escrow account as restricted cash. The Company made its third interest payment from the escrow account of approximately $12.2 million in the third quarter of 1998. The Company has restricted cash and investments of $13.1 million at September 30, 1998 compared to $35.8 million at December 31, 1997. The Company's current ratio, including restricted cash, at September 30, 1998 decreased to 1.82 from 2.75 at December 31, 1997 and 4.27 at September 30, 1997.

Net cash used in operating activities was $52.9 million in the nine months ended September 30, 1998. Cash used for operating activities was primarily used to fund operating losses. Decreases in accounts receivable, attributable to aggressive collections provided cash of approximately $0.5 million and increases in other current assets used cash of approximately $0.9 million for the nine months ended September 30, 1998. The aggressive collection efforts, which occurred in the month of September, did not have a significant impact on the
average aged receivables at September 30, 1998.   The average age of the
Company's accounts receivable increased by approximately twelve days from 53 at September 30, 1997 to 65 at September 30, 1998, primarily as a result of longer payment cycles in certain of the Company's European markets. The Company expects to see an improvement in the average age of it's accounts receivable during the fourth quarter of 1998. Current liabilities used cash of approximately $7.4 million during the nine months ended September 30, 1998 as a result of normal timing of payments under current operations.

Net cash provided by investing activities was $4.0 million in the nine months ended September 30, 1998. These investing activities relate primarily to purchases of property and equipment and the maturity of restricted investments. Property and equipment expenditures for the nine months ended September 30, 1998 of $7.7 million were offset by $0.1 million of proceeds generated from the sale of property and

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         FORM 10-Q, SEPTEMBER 30, 1998

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
--------------------------------------------

equipment. Additions to property and equipment were primarily for network hardware equipment, business office hardware and software, and equipment.
Net cash used in financing activities was $1.5 million in the nine months ended September 30, 1998. These financing activities relate primarily to the paydown of the Company's notes payable and capital lease commitments.

At November 12, 1998, the amount of unrestricted cash available to the Company was approximately $8.1 million, of which $2.6 million resided in the Company's subsidiaries. The Company will require additional financing to continue business operations as presently conducted beyond the end of December 1998.
(See "Recent Developments") While the Company's senior management has been actively seeking such additional financing, as of the date of this Quarterly Report the Company has not obtained a commitment from any source to provide any such financing. Any such financing provided to the Company prior to its filing a petition for relief under federal bankruptcy laws would be subject to certain limitations set forth in the Company's Senior Notes Indenture, and the Company may be required to seek waivers of, or amendments to, such Indenture in order to receive any such financing. There can be no assurance that the Company would obtain any such required waivers or amendments in a timely fashion or at all.
If the Company is unable to obtain at least short-term debt financing prior to the date on which its current cash resources are exhausted, the Company will be forced to seek relief under federal bankruptcy laws.

PART II:  OTHER INFORMATION



ITEM 5:  OTHER INFORMATION
--------------------------

  Default under Warrant Shares Registration Rights Agreement. The Company presently is in default of its obligations under the Warrant Shares Registration Rights Agreement executed in connection with the Company's sale of the Units. The Warrant Shares Registration Rights Agreement required the Company to have filed a registration statement pursuant to the Securities Act of 1933, as amended, with the Securities and Exchange Commission relating to the issuance of the Warrant Shares by the Company upon exercise of the Warrants and to have caused such registration statement to become effective on or before March 1, 1998. The Company has not as of the date of this Quarterly Report Form 10-Q filed such required registration statement, primarily because the Company is still re-evaluating its business and growth strategy and its liquidity and capital resource needs for 1998 and thereafter, and believed that it could not make the disclosures required in such registration statement in compliance with the requirements of federal securities laws until the conclusion of such re-evaluation. The Company has not received notice from any Warrant holders that is in default under the Warrant Shares Registration Rights Agreement, nor has it sought a waiver from the Warrant holders of such default. The Warrant Shares Registration Rights Agreement provides that, in the event of such a default by the Company, in addition to other remedies the Warrant holders may have, the Company is liable for liquidated damages in the amount of $.001 per week per Warrant for the first 90 day period of such default, which amount shall increase by an additional $.001 per week per Warrant for each successive 90-day period during which such default continues, up to a maximum of $.005 per week per
Warrant.   In light of the Company's present financial condition and the imminence of the Company's insolvency and petition for relief under federal bankruptcy laws, the Company does not intend to file such registration statement. The Company expects that the Warrants and the Warrant Shares Registration Rights Agreement will be rejected in a bankruptcy proceeding. In the event that the Company is able to restructure its indebtedness outside of a bankruptcy proceeding, the Company intends to seek a termination of, or modifications to, the Warrant Share Registration Rights Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  The following exhibits are filed herewith:

  Exhibit No.                       Description
  ----------                        -----------
  +3.1            Certificate of Incorporation, as amended, of
                  UNIFI Communications, Inc.
  +3.2            By-Laws of UNIFI Communications, Inc.
  +4.1            Indenture, dated as of February 21, 1997, between UNIFI
                  Communications, Inc. and Fleet National Bank, as trustee, relating to $175,000,000 in aggregate principal amount of 14%
                  Senior Notes due 2004.
  +4.2            Specimen Certificate of 14% Senior Notes due 2004 (the
                  "Private Notes") (included in Exhibit 4.1).
  +4.3            Specimen Certificate of 14% Senior Notes due 2004
                  (the "Exchange  Notes") (included in Exhibit 4.1).
  +4.4            Registration Rights Agreement, dated as of February 21, 1997, between UNIFI Communications, Inc. and Smith Barney Inc.
  +4.5            Unit Agreement, dated as of February 21, 1997, between UNIFI
                  Communications, Inc.and Fleet National Bank, as unit agent.
  +4.6            Escrow Agreement, dated as of February 21,1997, between
                  UNIFI Communications, Inc. and Fleet National Bank, as escrow agent.
  +10.1           Credit Agreement, dated as of April 10, 1995, among UNIFI
                  Communications, Inc. and SingTel (Netherlands Antilles)
                  Pte N.V.
  +10.2           Amendment, dated as of February 21, 1997, to the Credit
                  Agreement, dated as of April 10, 1995, among UNIFI
                  Communications, Inc. and SingTel (Netherlands Antilles) Pte.
                  N.V.
  +10.3           Term Loan Agreement-Equipment, dated as of April 10, 1995
                  among UNIFI Communications, Inc. and SingTel (Netherlands
                  Antilles) Pte. N.V.
  +10.4           Amendment, dated as of February 21, 1997, to the Term Loan
                  Agreement-Equipment, dated as of April 10, 1995, among UNIFI
                  Communications, Inc. and SingTel (Netherlands Antilles) Pte.
                  N.V.
  +10.5           Intercompany Operating Agreement, dated as of April 10, 1995, between UNIFI Communications, Inc. and Singapore
                  Telecommunications Limited, as amended by Amendment No. 1 dated as of September 30, 1996 (the "Intercompany Operating
                  Agreement").
  +10.6           Amendment No. 1 to the Intercompany Operating Agreement dated
                  September 30, 1996 between UNIFI Communications, Inc. and
                  Singapore Telecommunications Limited.
  +10.7           Amendment, dated as of February 21, 1997, to the Intercompany
                  Operating Agreement dated April 10, 1995, among UNIFI
                  Communications, Inc. and Singapore Telecommunications Limited.
  +10.8           Series G Convertible Preferred Stock Purchase Agreement,
                  dated as of April 10, 1995, among UNIFI Communications, Inc.
                  SingTel Global Services Pte Ltd.
  +10.9           First Amendment, dated as of February 5, 1997, of the Series
                  G Convertible Preferred Stock Purchase Agreement, dated as of
                  April 10, 1995, among UNIFI Communications, Inc., SingTel
                  Global Services Pte Ltd, as amended.
  +10.10          Second Amendment, dated as of February 21, 1997, of the
                  Series G Convertible Preferred Stock Purchase Agreement, dated as of April 10, 1995, between UNIFI Communications, Inc.,
                  SingTel Global Services Pte Ltd, as amended.
  +10.11          Amended Restated Registration Rights Agreement, dated as of
                  April 10, 1995 among UNIFI Communications, Inc. and various investors named therein.
  +10.12          Amended, dated as of February 21, 1997, of the Amended and
                  Restated Registration Rights Agreement, dated as of April 10,
                  1995 among UNIFI Communications, Inc. and various investors named therein.

  +10.13          Consent and Waiver, dated as of February 20, 1997, of the
                  Amended and Restated Registration Rights Agreement,
                  dated as of April 10, 1995 among UNIFI Communications, Inc.
                  and various named investors named therein.
  +10.14          Stockholders Agreement, dated as of April 10, 1995, among
                  UNIFI Communications, Inc. and the stockholders named therein.
  +10.15          First Amendment to the Stockholders Agreement, dated
                  February 21, 1997, among UNIFI Communications, Inc., SingTel
                  Global Services Pte. Ltd and certain stockholders named
                  therein.
  +10.16          Employment Agreement, dated as of April 10, 1995, among
                  UNIFI Communications, Inc. and Douglas J. Ranalli.
  +10.17          Warrant to purchase 2,000,000 shares of the Company's Common
                  Stock, issued to SingTel Global Services Pte. Ltd, dated
                  February 21, 1997
  +10.18          Warrant Agreement, dated as of February 21, 1997, between
                  UNIFI Communications, Inc. and Fleet National Bank,
                  as warrant agent.
  +10.19          Specimen Warrant Certificate (included in Exhibit 10.25).
  +10.20          Warrant Shares Registration Rights Agreement, dated as of
                  February 21, 1997, between UNIFI Communications, Inc. and
                  Smith Barney, Inc.
  +10.21          Lease dated August 2, 1996 between UNIFI Communications,
                  Inc. and Cross Point Limited Partnership.
  +10.22          Agreement dated August 2, 1996 between UNIFI Communications,
                  Inc. and Cross Point Limited Partnership (included in exhibit 10.21 hereto).
  +10.23          Subordination Agreement dated August 2, 1996 between UNIFI
                  Communications, Inc., Cross Point Limited Partnership and
                  SingTel (Netherland Antilles) Pte N.V. (included in Exhibit
                  10.21).
  +10.24          Software License and Services Agreement dated September 20,
                  1996 between UNIFI Communications, Inc. and Control Data
                  Systems, Inc.
  +10.25          $2,049,315 Convertible Term Note, dated as of April 1,
                  1997, of UNIFI Communications, Inc. dated as of April 1, 1997, issued to Control Data Systems, Inc.
  +10.26          Warrant to purchase up to 50,406 shares of Common Stock of
                  UNIFI Communications, Inc., dated as of April 1, 1997, issued to Control Data Systems, Inc.
  +10.27          Share Sale Agreement (Fax International Australia Pty.
                  Limited) dated as of September 29, 1997 among UNIFI
                  Communications, Inc., Graham Bruce Darley and Sin Hang Boon.
  +10.28          Agreement for Sale of Business dated as of September 30,
                  1998 between SingCom (Australia) Pty. Limited and Fax
                  International Australia Pty. Limited.
  +10.29          First Amendment to Lease, dated as of June 25, 1997,
                  between UNIFI Communications, Inc. and Cross Point Limited
                  Partnership.
  +10.30          Second Amendment to Lease, dated as of October 21, 1997,
                  between UNIFI Communications, Inc. and Cross Point Limited
                  Partnership.
 ++10.31          Third Amendment, dated as of March 14, 1998, to Series G
                  Convertible Preferred Stock Purchase Agreement dated as of
                  April 10, 1995, as amended, among UNIFI Communications, Inc.,
                  SingTel Global Services Pte. Ltd. and Douglas J. Ranalli.

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

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         UNIFI Communications, Inc.


                                         By:
                                            -------------------------------
                                            Steve Darrington
                                            Executive Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)



Date:  November 12, 1998